Form 10QSB
period 2001-06-30
TETON PETROLEUM CO
filed 2001-08-29
CIK 1131072

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT OF 1934 FOR
      THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[  ]  TRANSITION  REPORT UNDER  SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________ TO ________

      Commission file number: 000-31170

                                  TETON PETROLEUM COMPANY
             (Exact Name of Small Business Issuer as Specified in its Charter)

                     Delaware                                84-1482290
                     --------                                ----------
           (State or Other Jurisdiction of                (I.R.S. Employer
            Incorporation or Organization)               Identification No.)

                                       (970) 870-1417
                                (Issuer's Telephone Number)

                                      P.O. Box 774327
                             Steamboat Springs, Colorado 80477
     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d)
of the  Exchange  Act  during  the past 12  months  (or for  such  shorter  period  that the registrant  was  required  to file such  report),  and (2) has been  subject to such  filing requirements for the past 90 days.
                  Yes                           No    X
                        ----                        -----

Applicable only to corporate issuers:

As of August 17, 2001, 28,488,557 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes        No    X
                                                    ----       -----

                                  TETON PETROLEUM COMPANY

                                     Table of Contents

Unaudited Consolidated Financial Statements

     Consolidated Balance Sheets
      June 30, 2001 (Unaudited) and December 31, 2000

     Unaudited Consolidated Statements of Operations
      Six months ended June 30, 2001

     Unaudited Consolidated Statements of Operations
      Three months ended June 30, 2001

     Unaudited Consolidated Statements of Comprehensive Income (Loss)
      Six months ended June 30, 2001 and June 30, 2000

     Unaudited Consolidated Statements of Comprehensive Income (Loss)
      Three months ended June 30, 2001 and June 30, 2000

     Unaudited Consolidated Statements of Cash Flows
      Six months ended June 30, 2001 and June 30, 2001

Notes to Unaudited Consolidated Financial Statements

                                Consolidated Balance Sheets
                                       June 30, 2001

                                                          June 30,      December 31,
                                                            2001            2000
                                                        ------------    ------------
                                                        (Unaudited)
                                       Assets
Current assets
  Cash                                                  $    782,814    $    471,883
  Accounts receivable                                        172,864         176,275
  Accounts receivable - common stock subscriptions            95,000              -
  Inventory                                                   54,025          55,044
  Prepaid expenses and other assets                           15,642          15,937
                                                        ------------    ------------
      Total current assets                                 1,120,345         719,139
                                                        ------------    ------------

Oil and gas properties, net (successful efforts)           1,535,648       1,490,029
Fixed assets, net                                             97,823         107,931
                                                        ------------    ------------

                                                        $  2,753,816    $  2,317,099
                                                        ============    ============

                        Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities              $    442,258    $    438,790
  Current portion of stockholders notes payable              212,298       1,262,298
                                                        ------------    ------------
      Total current liabilities                              654,556       1,701,088

Notes payable advances from affiliate                      1,187,500         395,000
Stockholders notes payable, less current portion             162,702         162,702
                                                        ------------    ------------
      Total liabilities                                    2,004,758       2,258,790
                                                        ------------    ------------

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, .001 par value, 100,000,000 and
  50,000,000 shares authorized, 28,092,281 and
  24,977,341 shares issued and outstanding at June
  30, 2001 and December 31, 2000                              28,092          24,977
Additional paid-in-capital                                 9,635,122       8,469,221
Accumulated deficit                                       (9,849,568)     (9,391,203)
Foreign currency translation adjustment                      935,412         955,314
                                                        ------------    ------------
      Total stockholders' equity (deficit)                   749,058          58,309
                                                        ------------    ------------

                                                        $  2,753,816    $  2,317,099
                                                        ============    ============

                See notes to consolidated financial statements.

                      Unaudited Consolidated Statements of Operations

                                                            For the Six Months Ended
                                                                     June 30,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------     -----------
Revenues
  Oil and gas sales                                         $  714,874     $   632,000
                                                            ----------     -----------
                                                               714,874         632,000

Costs and expenses
  Oil and gas production                                       290,229         586,728
  General and administrative expense                           777,505         894,623
  Depreciation, depletion, and amortization                     50,954          27,726
                                                            ----------     -----------
      Loss from operations                                    (403,814)       (877,077)

Other income (expense)
  Other income                                                   4,024         300,000
  Interest expense                                             (58,575)       (241,498)
                                                            ----------     -----------
     Total other income (expense)                              (54,551)         58,502
                                                            ----------     -----------

Net income (loss)                                           $ (458,365)    $  (818,575)
                                                            ==========     ===========

Basic income (loss) per common share                        $     (.02)    $      (.06)
                                                            ==========     ===========

Weighted average common shares outstanding                  25,360,959      14,485,446
                                                            ==========     ===========

                See notes to consolidated financial statements.

                      Unaudited Consolidated Statements of Operations

                                                            For the Three Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               2001            2000
                                                            ----------     -----------
Revenues
  Oil and gas sales                                         $  200,111     $    74,050
                                                            ----------     -----------
                                                               200,111          74,050

Costs and expenses
  Oil and gas production                                        94,359         362,231
  General and administrative expense                           497,770         691,543
  Depreciation, depletion, and amortization                     42,289          21,272
                                                            ----------     -----------
      Less from operations                                    (434,307)     (1,000,996)

Other income (expense)
  Other income                                                   1,568         300,000
  Interest expense                                             (49,575)       (222,498)
                                                            ----------     -----------
     Total other income (expense)                              (48,007)        (77,502)
                                                            ----------     -----------

Net income                                                  $ (482,314)    $  (923,494)
                                                            ==========     ===========

Basic income (loss) per common share                        $     (.02)    $      (.06)
                                                            ==========     ===========

Weighted average common shares outstanding                  25,744,576      15,372,786
                                                            ==========     ===========

                See notes to consolidated financial statements.

              Unaudited Consolidated Statements of Comprehensive Income (Loss)

                                                             For the Six Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------

Net loss                                                    $   (375,565)   $   (818,575)

Other comprehensive income, net of tax
  Foreign currency translation adjustment                        (19,022)         51,522
                                                            ------------    ------------
      Total other comprehensive (loss) income                    (19,022)         51,522
                                                            ------------    ------------

Comprehensive loss                                          $   (394,587)   $   (767,053)
                                                            ============    ============

                See notes to consolidated financial statements.

              Unaudited Consolidated Statements of Comprehensive Income (Loss)

                                                             For the Three Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------

Net loss                                                    $   (482,314)   $   (923,494)

Other comprehensive income, net of tax
  Foreign currency translation adjustment                        (21,306)        190,433
                                                            ------------    ------------
      Total other comprehensive (loss) income                    (21,306)        190,433
                                                            ------------    ------------

Comprehensive loss                                          $   (503,620)   $   (733,061)
                                                            ============    ============

                See notes to consolidated financial statements.

                      Unaudited Consolidated Statements of Cash Flows

                                                             For the Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               2000            2001
                                                            -----------     ----------
Cash used in operating activities
  Net loss                                                  $  (458,365)    $ (818,575)
                                                            -----------     ----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
  Depletion, depreciation and amortization                       50,954         27,726
  Stock and stock options issued for services and
   interest                                                      16,500        244,333
  Changes in operating assets and liabilities
     Accounts receivable and related party receivables            3,411       (187,957)
     Prepaid expenses and other                                     295        (42,000)
     Inventory                                                    1,019        (21,000)
     Accounts payable and accrued liabilities                     3,468        637,850
                                                            -----------     ----------
      Net cash used in operating activities                    (382,718)      (159,623)
                                                            -----------     ----------

Cash used in investing activities
  Oil and gas properties and equipment expenditures, net       (611,465)      (709,272)
                                                            -----------
      Net cash used in investing activities                    (611,465)      (709,272)
                                                            -----------     ----------

Cash provided by financing activities
  Repayment of note payable                                    (525,000)            -
  Issuance of convertible debentures                                 -          25,000
  Issuance of common stock                                    1,057,516        400,000
  Advances on line-of-credit                                         -         500,000
  Proceeds from notes payable                                        -         400,000
  Retirement of debentures                                           -        (400,000)
  Advances from affiliate                                       792,500             -
                                                            -----------     ----------
      Net cash provided by financing activities               1,325,016        925,000
                                                            -----------     ----------

Effect of foreign currency exchange rates on cash               (19,902)        51,522
                                                            -----------     ----------

Net increase (decrease) in cash during the period               310,931        107,627

Cash - beginning of period                                      471,883         75,538
                                                            -----------     ----------

Cash - end of period                                        $   782,814     $  183,165
                                                            ===========     ==========

Supplemental disclosure of non-cash investing and financing activities:

   During the six months  ended June 30, 2001 the  Company  issued  44,000  shares of common stock valued at $16,500 for consulting services.

   During the six months ended June 30, 2001 the Company  assigned a $1,050,000 note payable to  Goloil  which was then  repaid  from  advances  received  under  notes  payable  from affiliate.  The Company  recorded the net reduction of debt of $525,000  ($1,050,000 note payable less 50% share of the $1,050,000  advances from  affiliate) as a reduction to oil and gas properties.

   During the six months  ended June 30,  2000,  $1,600,000  of  debentures  and $117,910 of accrued interest were converted into 1,360,675 shares of common stock.

   During the six months  ended June 30, 2000 the Company  issued  316,666  shares of common stock  valued at  $158,333  as an  inducement  to  convert  certain  debt  which has been recorded as additional interest expense.

   During the six months  ended June 30,  2000,  135,000  shares of common stock were issued for consulting services related to raising capital.

                         Notes to Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

Effective in August 2000, Teton Petroleum  Company entered into a transaction  selling a 50%
equity interest in Goltech Petroleum,  LLC (" Goltech ") in exchange for $1,000,000 cash and a $5.6 million  commitment to fund further  development of the oil and gas license area held by Goloil,  in addition to completing of the  pipeline.  The acquirer  obtained the right to name 50% of the board of  managers  and became the  general  manager of  Goltech,  obtaining effective operating control.

The June 30, 2000 consolidated  financial statements  presented for comparison,  include the accounts of the  Company and its  incorporated  subsidiaries  from the date of  acquisition.
Such subsidiaries include a 100% interest in Goltech,  which holds a 70.59% interest Goloil, a joint Russian-American company.

The  June  30,  2001  financial   statements  are  unaudited  and  reflect  all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management, necessary for a fair  presentation of the financial  position and operating  results for the interim  periods.  The unaudited  financial  statements as of June 30, 2001, as is customary in the oil and gas industry,  reflect a pro rata consolidation of the Company's 50% interest in Goltech Petroleum,  LLC. The unaudited  financial  statements  contained herein should be read in  conjunction  with the  financial  statements  and notes  thereto  contained  in the
Company's  financial  statement  for the year  ended  December  31,  2000.  The  results  of operations  for the  periods  ended  June 30,  2001 are not  necessarily  indicative  of the results for the entire fiscal year ending December 31, 2001.

DCD Dagestan Licenses

In the second quarter of 2001,  the Company  divested  itself of its  subsidiary  Teton Oil,
Inc.,  which holds the remaining DCD Dagestan  Licenses.  The shares of Teton Oil, Inc. were distributed  to two of the  Company's  stockholders  and the  stockholders  also assumed any related  obligations  associated  with the  licenses.  No gain or loss was  recorded  on the distribution  as the net assets of Teton Oil, Inc. due to the licenses being written down to zero in 1998.

Earnings per share

All potential dilutive  securities have an antidilutive  effect on earnings (loss) per share and accordingly, basic and dilutive weighted average shares are the same.

Recently Issued Accounting Standards not Yet Adopted

In June 2001 the Financial  Accounting  Standards  Board issued FASB Statements 141 and 142.
These statements,  among other items, deal with the accounting for business acquisitions and intangible  assets  including  goodwill.  The  Company  will be  adopting  these  accounting pronouncements  on January 1, 2002.  Among other items,  these new standards will change the accounting for  amortization of goodwill  expense and the impairment of goodwill in a manner different  than they have been in the past.  The adoption of  statements  141 and 142 should have no current effect on the Company.

Note 2 - Notes Payable

The Company received advances on notes payable from an affiliate,  which were made to Goloil during the six months  ended June 30, 2001 of $ 792,500.  These  advances  on notes  payable also included the Company's  pro-rata  share of advances made to Goloil to pay-off the Alpha
Petroleum note payable, which was assigned to Goloil from Teton.

The Company's outstanding  borrowings at June 30, 2001 under notes payable from an affiliate consist of $1,187,500  under six separate  notes with interest rates ranging from 9% to 11%, maturities  of December  2002 to May 2003,  all notes  being  secured by  substantially  all
Goloil assets.

The Company also assigned to Goloil a $1,050,000  note payable to Alfa  Petroleum  which was treated as a reduction  of  outstanding  borrowings  due from  Goltech and also  reduced the balance due to Teton from future oil & gas  production.  The net impact of the  repayment of debt of $1,050,000 and Teton's  pro-rata share of the notes payable from  affiliates used to repay the Alfa  Petroleum  note of $525,000 has been reflected as a reduction to oil and gas properties, which was deemed to be a recovery of a portion of the Company's investment in its oil and gas properties.

Note 3 - Stockholder's Equity

During the six months ended June 30, 2001,  the Company  issued  3,070,940  shares of common stock under private placement offerings  receiving proceeds of approximately  $1,058,000 and a receivable for $95,000,  which was collected in July 2001. In connection  with the private placement  offerings  the Company  also issued a warrant to purchase one share of stock with each share sold.  The warrants have a term of five years and exercise price of $.41.

During the six months  ended June 30, 2001 the Company also issued  44,444  shares of common stock valued at approximately $16,500 for consulting services.

                                 FORWARD LOOKING STATEMENTS

To the extent that financial  information and  management's  discussion and analysis or plan of  operation  contain  forward  looking  statements,  such  statements  involve  risks  and uncertainties  which could cause the Company's  actual result to differ  materially from the anticipated  results  discussed  herein.  Factors that might cause such a difference are set forth  in  the  "Significant  Factors  in  Company  Operations"  section  of  the  Company's
Registration  Statement  on  Form  10-SB/A  filed  with  the  Commission  on July  11,  2001
(Commission  File Number:  000-31170).  You are cautioned not to place undue reliance on the forward-looking statements made herein.

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Six Months Ended June 30, 2001 compared to June, 30, 2000

The Company had revenues  from oil and gas  production  of $714,874 for the six months ended
June 30, 2001 as compared to $632,000 for the six months  ended June 30, 2000.  The moderate increase in revenues  reflects an increased  share of production  to the Company  during the period, after giving effect to the sale of a 50% interest in Goltech in August 2000.

Cost of oil and gas production  decreased to $290,229 for the six months ended June 30, 2001 from  $586,728 for the six months ended June 30, 2000.  The decrease of $296,499  relates to improved  efficiencies in 2001,  whereas higher expenses were incurred in 2000 primarily for maintenance, supplies, and transportation costs.

General and  administrative  expenses of $775,505  were  incurred for the  six-month  period ended June 30, 2001 as compared to $894,623  for the  six-month  period ended June 30, 2000.
The  decrease of general and  administrative  expenses of $199,918  reflects a reduction  in consulting, accounting and legal expenses incurred.

Depreciation,  depletion and amortization was $50,954 for the six months ended June 30, 2001 as  compared  to  $27,726  for the six months  ended June 30,  2000.  The  increase  in 2001 represents  increased  capitalized  costs  subject to  depletion  in addition to  additional depletion taken as a result of approximately  12,440,000 bbls of proved reserves, which have been excluded in 2001 from the depletable base for proved reserves.

Other income  decreased  for the six months ended June 30, 2001 by $295,976 as a result of a one time  non-refundable  fee received  under a letter of intent  agreement  with Eurogas in
2000, in which all negotiations were subsequently terminated.

Interest  expense for the six months ended June 30, 2001 was $58,575 as compared to $241,498 for the six months  ended June 30,  2000.  The  decrease  of  $182,923  reflects a charge of
$158,333  recorded as interest  expense in 2000 related to the issuance of 316,666 shares of common stock as an inducement to restructure  certain notes payable, in addition to interest expense on convertible  debentures in 2000,  which were not outstanding in 2001,  which were offset by interest expense on note payable advances from an affiliate in 2001.

Three Months Ended June 30, 2001 compared to June 30, 2000

The Company had revenues from oil and gas  production of $200,111 for the three months ended
June 30,  2001 as  compared  to  $74,050  for the three  months  ended  June 30,  2000.  The moderate  increase in revenues  reflects an  increased  share of  production  to the Company during the period,  after  giving  effect to the sale of a 50% interest in Goltech in August
2000.

Cost of oil and gas  production  increased  to $94,359 for the three  months  ended June 30,
2001 from $68,747 for the three months  ended June 30, 2000 due to increased  production  in
2001, which was partially offset by improved efficiencies in 2001.

General and  administrative  expenses of $497,770  were  incurred for the three months ended
June 30,  2001 as  compared  to  $691,543  for the three  months  ended June 30,  2000.  The decrease  of general  and  administrative  expenses  of  $193,773  reflects a  reduction  in consulting, accounting and legal expenses incurred.

Depreciation,  depletion  and  amortization  was $42,289 for the three months ended June 30,
2001 as compared to $3,050 for the three months  ended June 30,  2000.  The increase in 2001 represents  increased  capitalized  costs  subject to  depletion  in addition to  additional depletion taken as a result of approximately  12,440,000 bbls of proved reserves, which have been excluded in 2001 from the depletable base for proved reserves.

Interest  expense  for the three  months  ended June 30,  2001 was  $49,575 as  compared  to
$222,498  for the three  months  ended June 30,  2000.  The  decrease of $172923  reflects a charge of $158,333  recorded as interest  expense in 2000 related to the issuance of 316,666 shares of common stock as an inducement to restructure  certain notes  payable,  in addition to interest  expense on convertible  debentures in 2000, which were not outstanding in 2001, which were offset by interest expense on note payable advances from an affiliate in 2001.

Liquidity and Capital Resources

The Company  has cash  balances of $782,814  at June 30,  2001,  with  working  capital of $
465,789. Cash used from operations totaled $382,718,  with non-cash adjustments to cash used in operations  including  depreciation and depletion of $50,954 and stock based compensation of $16,500.

The Company used $611,465 of cash in investing  activities,  which was all  associated  with oil and gas property and equipment expenditures.

The Company had cash  provided by  financing  activities  of  $800,016,  which  consisted of
$1,057,516  received  from the sales of common stock under private  placement  offerings and advances from  affiliates  of $792,500,  which were  partially  offset by the repayment of a note payable of $1,050,000.

The Company  anticipates  future  operations and oil and gas property  expenditures  will be able to be funded  through a combination  of note payable  advances  from an affiliate,  the issuance of common stock and production of oil and gas reserves.

                                 PART II. OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

Amendment to Certificate of Incorporation.  On April 19, 2001, the Company's  Certificate of
Incorporation  was amended to increase the total number of shares of common stock, par value
$.001 per share, which the Company has authority to issue to 100,000,000 shares.

Recent Sales on Registered  Securities.  During the quarter ended June 30, 2001, the Company made  sales of its  securities  to the  following  persons  for cash,  which  sales were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

                                      Date                                    Number of
Name of Shareholder                 Acquired(1)       Consideration            Shares
-------------------                 --------          -------------           ---------

Dennis and Margot Eicher            05/15/01            $   2,063                 5,500
Henry D. Haskell                    05/15/01            $  50,625               135,000
Francis D. and Mary J. Hopkins      05/15/01            $   2,917                 7,778
Thomas D. and Sheila K. Lawson      05/15/01            $  15,000                40,000
Brownstone Resources                05/16/01            $ 187,500               500,000
Robert F. Bailey                    05/17/01            $  37,500               100,000
Alex B. Campbell                    05/18/01            $   7,500                20,000
George W. and Dana D. Clay IV       05/18/01            $  10,000               266,667
George W. and Margaret E. Clay III  05/18/01            $   6,000                16,000
Samuel David Clay                   05/18/01            $   5,000                13,333
William A. and Magan S. Flynn       05/18/01            $  15,000                40,000
Cathy Cornell Clay                  05/18/01            $   1,000                 2,667
Tim and Lindsay Lambert             05/18/01            $   5,000                13,333
Mike Hopkins                        05/23/01            $   2,063                 5,500
Wyatt Haskell                       05/25/01            $  50,000               133,333
James J. Woodcock                   05/31/01            $  25,000                66,667
Historic Charleston Apartments      05/31/01            $   5,000                13,333
Margaret Ann & James Dale McFall    06/02/01            $  10,000                26,666
Keith and Mary Axelson              06/02/01            $   5,000                13,333
Bendure Investments                 06/04/01            $ 100,000                26,667
William and Nancy Axelson           06/05/01            $   5,000                13,333
C.R. Bailey                         06/06/01            $  18,750                50,000
Duke Edwards                        06/06/01            $  18,750                50,000
John Hunzinger                      06/06/01            $   5,000                13,333
John Haskell                        06/15/01            $  35,000                93,333
Louis Oswald, III, IRA              06/20/01            $  27,000                72,000
Conroy & Co.                        06/20/01            $   5,000                13,333
Ken Welshimer                       06/22/01            $  20,000                53,333
Louis A. Oswald, Jr.                06/22/01            $   2,000                 5,333
Richard L. Gelb                     06/22/01            $  50,000               133,333
Dale H. and Jean F. Dorn            06/22/01            $  50,000               133,333
McLean Bowman                       06/22/01            $  50,000               133,333
Tongue River Royalties              06/23/01            $  11,250                30,000
Salomon Smith Barney, custodian
 for the IRA of Karl F. Arleth      06/27/01            $ 100,000               266,667
Jerry W. Taylor                     06/28/01            $   5,000                13,333
Daniel J. Hartmann                  06/28/01            $  10,000                26,667
Donald B. Stott                     06/28/01            $  75,000               200,000
The de Compiegne Property
 Company No. 20, Ltd                06/28/01            $  50,000               133,333
Brian B. Dorn                       06/28/01            $  25,000                66,667
Bruce E. Gelb                       06/28/01            $  50,000               133,333
Robert David & Julie L. Annear      06/28/01            $   5,000                13,333
Lynn A. and Robert T.J. McBride     06/28/01            $   1,500                 4,000
---------------
(1)   The "date acquired" is the date reflected by the Company's books and records as the date the shares were acquired, not necessarily the date on which the stock certificate was issued.

In connection with the purchase of their shares,  each  shareholder  listed above received a stock  purchase  warrant  to  purchase  an equal  number of  shares of common  stock as that purchased,  at an exercise  price of $0.41 per share.  Such warrants are  exercisable  for a period of five years.

Except  for a 10%  commission  paid in  connection  with the  sale of  stock  to  Brownstone
Resources,  outside the United States, no underwriting discounts or commissions were paid in connection  with  such  sales.  No  public  solicitation  or  advertisements  were  used  in connection with such sales.

Except for the sale to  Brownstone  Resources,  the  Company  relied on Section  4(2) of the
Securities  Act and the exemption  provided  under  Regulation D, Rule 504 of the Securities
Act.  Generally,  the  Company  and the  investor  entered  into a purchase  agreement  with respect to the purchase.  The agreement included  representations  concerning the investor's intent  to  acquire  the  securities  for  investment  only  and  not  with a  view  towards distribution.  Additionally,  future  disposition of the securities was restricted  pursuant to a legend  set forth on the  stock  certificate.  The  Company  filed a Form D,  Notice of
Sales  Securities  pursuant to Regulation D, Section 4(6) and/or  Uniform  Limited  Offering
Exemption with the Securities and Exchange Commission with respect to such sales.

With respect to the sale to  Brownstone  Resources,  the Company  relied on an exemption for registration  provided in  Regulation S promulgated  under the  Securities  Act.  Brownstone
Resources  is not a "US Person" as such term is defined in Rule 902 of the  Securities  Act.
Transfer of the shares was also restricted according to the terms of Regulation S.

In addition,  the Company  issued  44,444 shares of common stock to Gresham Sarl in exchange for  consulting  services  rendered  by Gresham  Sarl.  The Company  valued the  services at
$16,666.  In  connection  with the  issuance  of such  shares,  the  Company  relied  on the exemption from  registration  provided in Regulation S promulgated under the Securities Act.
Gresham  Sarl is not a "US  Person" as such term is  defined  in Rule 902 of the  Securities
Act.  Transfer of the shares was also restricted according the terms of Regulation S.

Such sales are also reflected in the Company's  Registration Statement on Form 10-SB/A filed with the Commission on July 11, 2001 (Commission File No.: 000-31170).

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2001, the Company  solicited written consents to action in lieu of holding an annual meeting of the stockholders of the Company.  Stockholders  holding a majority of the common stock signed such  consents.  The actions taken by written  consent included the following:

1.   Electing  Messrs.  H. Howard  Cooper,  Thomas L.  DiGrappa,  and William D.
     Kennedy as  directors  of the Company to serve until their  successors  are elected and qualified unless they sooner resign or are removed.

2.   Approving an amendment to the Certificate of  Incorporation  increasing the total number of shares of common  stock that the Company has the  authority to issue to 100,000,000 shares of common stock.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
                                                                    Incorporated by
                                                                    Reference to Form
Exhibit                                                             10-SB, Filed July 3,
  No.       Description                                             2001, Exhibit No.
-------     ---------------------------------------------------     --------------------

3.1.1       Certificate of Incorporation of EQ Resources Ltd.            2.1.1
3.1.2       Certificate of Domestication of EQ Resources Ltd.            2.1.2
3.1.3       Articles of Merger of EQ Resources Ltd. And                  2.1.3
             American-Tyumen Exploration Company
3.1.4       Certificate of Amendment of Teton Petroleum Company          2.1.4
3.1.5       Certificate of Amendment of Teton Petroleum Company`         2.1.5

(b)   Reports on Form 8-K:  NONE

                                        SIGNATURES

      In  accordance  with the  requirements  of the  Securities  Exchange Act of 1934,  the registrant  caused this report to be signed on its behalf by the undersigned  thereunto duly authorized.

      Date: August 28, 2001                  TETON PETROLEUM COMPANY

                                          By: /s/ H. Howard Cooper
                                             ---------------------------------------
                                                  H. Howard Cooper, President (Chief
                                                  Executive Officer and Principal
                                                  Financial Officer)