Form 10QSB
period 2001-09-30
TETON PETROLEUM CO
filed 2001-11-08
CIK 1131072

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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
requirements for the past 90 days.              Yes                           No    X
                                                      -----                      -------

Applicable only to corporate issuers:

As of November 7, 2001, 28,488,557 shares of the issuer's common stock was outstanding.

Transitional Small Business Disclosure Format:  Yes _____   No    X
                                                               -------

                             TETON PETROLEUM COMPANY

                          PART I. FINANCIAL INFORMATION

                                Table of Contents

Unaudited Consolidated Financial Statements

     Consolidated Balance Sheets
     September 30, 2001 (Unaudited) and December 31, 2000

     Unaudited Consolidated Statements of Operations
     Nine months ended September 30, 2001 and 2000

     Unaudited Consolidated Statements of Operations
     Three months ended September 30, 2001 and 2000

     Unaudited Consolidated Statements of Comprehensive Loss
     Nine months ended September 30, 2001 and 2000

     Unaudited Consolidated Statements of Comprehensive Loss
     Three months ended September 30, 2001 and 2000

     Unaudited Consolidated Statements of Cash Flows
     Nine months ended September 30, 2001 and 2001

Notes to Unaudited Consolidated Financial Statements

                            TETON PETROLEUM COMPANY

                            Consolidated Balance Sheets
                                     September 30, 2001

                                                       September 30,    December 31,
                                                           2001             2000
                                                      --------------    ------------
                                                        (Unaudited)
                                       Assets
Current assets
  Cash                                                  $    418,924    $    471,883
  Accounts receivable                                        171,444         176,275
  Inventory                                                   53,498          55,044
  Prepaid expenses and other assets                           15,491          15,937
                                                        ------------    ------------
      Total current assets                                   659,357         719,139
                                                        ------------    ------------

Oil and gas properties, net (successful efforts)           1,613,501       1,490,029
Fixed assets, net                                            145,095         107,931
                                                        ------------    ------------

                                                        $  2,417,953    $  2,317,099
                                                        ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities              $    525,101    $    438,790
  Current portion of stockholders notes payable              212,298       1,262,298
                                                        ------------    ------------
      Total current liabilities                              737,399       1,701,088

Notes payable advances from affiliate                      1,097,500         395,000
Stockholders notes payable, less current portion              37,702         162,702
                                                        ------------    ------------
      Total liabilities                                    1,872,601       2,258,790
                                                        ------------    ------------

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, .001 par value, 100,000,000 and
  50,000,000 shares authorized, 28,488,557 and
  24,977,341 shares issued and outstanding at
  September 30, 2001 and December 31, 2000                    28,488          24,977
Additional paid-in-capital                                 9,750,650       8,469,221
Accumulated deficit                                      (10,148,502)     (9,391,203)
Foreign currency translation adjustment                      914,716         955,314
                                                        ------------    ------------
      Total stockholders' equity (deficit)                   545,352          58,309
                                                        ------------    ------------

                                                        $  2,417,953    $  2,317,099
                                                        ============    ============

                See notes to consolidated financial statements.

                     Unaudited Consolidated Statements of Operations

                                                           For the Nine months Ended
                                                                  September 30,
                                                          ----------------------------
                                                              2001             2000
                                                            ----------      ----------
Revenues
  Oil and gas sales                                         $1,116,664      $1,365,795
                                                            ----------      ----------

Costs and expenses
  Oil and gas production                                       515,531         955,417
  General and administrative expense                         1,170,899       2,134,509
  Depreciation, depletion, and amortization                     61,029          39,675
                                                            ----------      ----------
      Loss from operations                                    (630,795)     (1,763,806)
                                                            ----------      ----------

Other income (expense)
  Other income                                                   8,877         300,000
  Interest expense                                            (135,381)       (411,810)
                                                            ----------      ----------
     Total other income (expense)                             (126,504)       (111,810)
                                                            ----------      ----------

Net loss                                                    $ (757,299)    $(1,875,616)
                                                            ==========     ===========

Basic loss per common share                                 $     (.03)    $      (.11)
                                                            ==========     ===========

Weighted average common shares outstanding                  25,467,261      16,444,100
                                                            ==========      ==========

           See notes to unaudited consolidated financial statements.

                      Unaudited Consolidated Statements of Operations

                                                           For the Three Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                              2001             2000
                                                          ------------      ----------
Revenues
  Oil and gas sales                                         $  401,790      $  733,795
                                                            ----------      ----------

Costs and expenses
  Oil and gas production                                       225,302         368,689
  General and administrative expense                           393,394       1,239,886
  Depreciation, depletion, and amortization                     10,075          11,949
                                                            ----------      ----------
      Less from operations                                    (226,981)       (886,729)

Other income (expense)
  Other income                                                   4,853               -
  Interest expense                                             (76,806)       (170,312)
                                                            -----------     -----------
     Total other income (expense)                              (71,953)       (170,312)
                                                            -----------     -----------

Net income                                                  $ (298,934)     $(1,057,041)
                                                            ===========     ===========

Basic income (loss) per common share                        $      (.01)    $      (.07)
                                                            ===========     ===========

Weighted average common shares outstanding                   25,681,033      15,729,891
                                                            ===========     ===========

           See notes to unaudited consolidated financial statements.

                 Unaudited Consolidated Statements of Comprehensive Income

                                                            For the Nine months Ended
                                                                   September 30,
                                                          ------------------------------
                                                                2001            2000
                                                          --------------    ------------

Net loss                                                    $   (757,299)   $ (1,875,616)

Other comprehensive income, net of tax
  Foreign currency translation adjustment                        (40,598)         50,582
                                                            ------------    ------------
      Total other comprehensive (loss) income                    (40,598)         50,582
                                                            ------------    ------------

Comprehensive loss                                          $   (797,897)   $ (1,825,034)
                                                            ============    ============

            See notes to unaudited consolidated financial statements.

                  Unaudited Consolidated Statements of Comprehensive Loss

                                                           For the Three Months Ended
                                                                   September 30,
                                                          ------------------------------
                                                               2001             2000
                                                          --------------    ------------

Net loss                                                    $   (298,934)   $ (1,057,041)

Other comprehensive income, net of tax
  Foreign currency translation adjustment                        (20,696)       (139,851)
                                                            ------------    ------------
      Total other comprehensive (loss) income                    (20,696)       (139,851)
                                                            ------------    ------------

Comprehensive loss                                          $   (319,630)   $ (1,196,892)
                                                            ============    ============

            See notes to unaudited consolidated financial statements.

                      Unaudited Consolidated Statements of Cash Flows

                                                             For the Nine Months Ended
                                                                   September 30,
                                                          -------------------------------
                                                              2000               2001
                                                          -------------     -------------

Cash used in operating activities
  Net loss                                                  $  (757,299)    $(1,875,616)
                                                            -----------     -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
  Depletion, depreciation and amortization                       61,029          39,675
  Stock and stock options issued for services and
   interest                                                      16,500         544,510
  Warrants subject to variable plan accounting                  (30,000)             -
  Changes in operating assets and liabilities
     Accounts receivable and related party receivables            4,831        (150,244)
     Prepaid expenses and other                                     446         (42,000)
     Inventory                                                    1,546         (21,000)
     Accounts payable and accrued liabilities                    86,311       1,059,202
                                                            -----------     -----------
      Net cash used in operating activities                    (616,636)       (445,473)
                                                            -----------     -----------

Cash used in investing activities
  Oil and gas properties and equipment expenditures, net       (221,665)     (1,931,635)
  Cash received on sale of interest in subsidiary                    -        1,000,000
                                                            -----------     -----------
      Net cash used in investing activities                    (221,665)       (931,635)
                                                            -----------     -----------

Cash provided by financing activities
  Repayment of note payable                                  (1,175,000)             -
  Issuance of convertible debentures                                 -           25,000
  Issuance of common stock (net of issue costs of
$2,600)                                                       1,298,440         726,980
  Advances on line-of-credit                                         -          500,000
  Proceeds from notes payable                                        -          452,700
  Retirement of debentures                                           -         (400,000)
  Advances from affiliate                                       702,500              -
                                                            -----------     -----------
      Net cash provided by financing activities                 825,940       1,304,680
                                                            -----------     -----------

Effect of foreign currency exchange rates on cash               (40,598)         50,582
                                                            -----------     -----------

Net increase (decrease) in cash during the period               (52,959)        (21,846)

Cash - beginning of period                                      471,883          75,538
                                                            -----------     -----------

Cash - end of period                                        $   418,924     $    53,692
                                                            ===========     ===========

Supplemental disclosure of non-cash investing and financing activities:

   During the nine months  ended  September  30, 2001 the Company  issued  44,000  shares of common stock valued at $16,500 for consulting services.

   During the nine months ended  September 30, 2001 the Company  assigned a $1,050,000  note payable to Goloil,  which was then repaid from advances received under notes payable from affiliate.  The Company  recorded the net reduction of debt of $525,000  ($1,050,000 note payable less 50% share of the $1,050,000  advances from  affiliate) as a reduction to oil and gas properties.

   During the nine months ended  September 30, 2000,  $1,600,000 of debentures  and $117,910 of accrued interest were converted into 1,360,675 shares of common stock.

   During the nine months ended  September  30, 2000 the Company  issued  316,666  shares of common stock valued at $158,333 as an inducement  to convert  certain debt which has been recorded as additional interest expense.

   During the nine months  ended  September  30, 2000,  135,000  shares of common stock were issued for consulting services related to raising capital.

           See notes to unaudited consolidated financial statements.

                    Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

Effective in August 2000, Teton Petroleum  Company entered into a transaction  selling a 50%
equity interest in Goltech Petroleum,  LLC ("Goltech") in exchange for $1,000,000 cash and a
$5.6 million commitment to fund further  development of the oil and gas license area held by
Goloil,  in addition to completing of the pipeline.  The acquirer obtained the right to name
50% of the board of managers and became the general manager of Goltech,  obtaining effective operating control.

The September 30, 2000 consolidated  financial statements presented for comparison,  include
the  accounts  of  the  Company  and  its  incorporated   subsidiaries   from  the  date  of
acquisition.  Such  subsidiaries  include a 100%  interest in Goltech,  which holds a 70.59%
interest Goloil, a joint Russian-American company.

The  September 30, 2001  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management, necessary for a fair  presentation of the financial  position and operating  results for the interim  periods.  The  unaudited  financial  statements  as of September  30,  2001,  as is customary in the oil and gas  industry,  reflect a pro rata  consolidation  of the Company's
50%  interest in Goltech  Petroleum,  LLC.  The  unaudited  financial  statements  contained herein  should be read in  conjunction  with the  financial  statements  and  notes  thereto contained in the Company's  financial  statement for the year ended  December 31, 2000.  The results  of  operations  for the  periods  ended  September  30,  2001  are not  necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

DCD Dagestan Licenses

In the second quarter of 2001,  the Company  divested  itself of its  subsidiary  Teton Oil,
Inc.,  which held the  remaining DCD Dagestan  Licenses.  The shares of Teton Oil, Inc. were distributed  to two of the  Company's  stockholders  and the  stockholders  also assumed any related  obligations  associated  with the  licenses.  No gain or loss was  recorded  on the distribution of Teton Oil, Inc. due to the DCD Dagestan  licenses being written down to zero in 1998.

Earnings per share,

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

Note 2 - Notes Payable

The Company received advances on notes payable from an affiliate,  which were made to Goloil during the nine  months  ended  September  30,  2001 of $ 792,500.  These  advances on notes payable also  included the  Company's  pro-rata  share of advances made to Goloil to pay-off the Alpha Petroleum note payable, which was assigned to Goloil from Teton.

The  Company's  outstanding  borrowings  at September  30, 2001 under notes  payable from an affiliate  consist of $1,097,500 under seven separate notes with interest rates ranging from
8.125%  to 11%,  maturities  of  December  2002 to May  2003,  all notes  being  secured  by substantially all Goloil assets.

The Company also assigned to Goloil a $1,050,000  note payable to Alfa  Petroleum  which was treated as a reduction  of  outstanding  borrowings  due from  Goltech and also  reduced the balance due to Teton from  future oil and gas  production.  The net impact of the  repayment of debt of $1,050,000 and Teton's  pro-rata share of the notes payable from  affiliates used to repay the Alfa  Petroleum  note of $525,000 has been  reflected as a reduction to oil and gas properties.

Note 3 - Stockholder's Equity

During the nine months ended  September 30, 2001,  the Company  issued  3,466,733  shares of
common  stock  under  private  placement   offerings  receiving  proceeds  of  approximately
$1,300,042.  In connection  with the private  placement  offerings the Company also issued a warrant to purchase  one share of stock with each share sold.  The  warrants  have a term of five years and exercise price of $.41.

During the nine months ended  September  30, 2001 the Company also issued  44,000  shares of common stock valued at approximately $16,500 for consulting services.

During  the  nine  months  ended  September  30,  2001,   $30,000  of  previously   recorded
compensation  expense  pursuant to warrants subject to variable plan accounting was reversed due to a decline in the Company's stock price.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

                                   Results of Operations

Nine Months Ended September 30, 2001 compared to September 30, 2000

The Company had  revenues  from oil and gas  production  of  $1,116,664  for the nine months ended  September 30, 2001 as compared to $1,365,795 for the nine months ended  September 30,
2000.  The  decrease  in  revenues  is  related  to the sale of a 50%  interest  in  Goltech
Petroleum, LLC on August 14, 2000, offset by increased production in 2001.

Cost of oil and gas  production  decreased to $515,531  for the nine months ended  September
30, 2001 from  $955,417  for the nine months  ended  September  30,  2000.  The  decrease of
$439,886 relates to improved  efficiencies in 2001, whereas higher expenses were incurred in
2000 primarily for maintenance, supplies, and transportation costs.

General and  administrative  expenses of $1,170,899 were incurred for the nine-month  period ended  September  30,  2001 as  compared  to  $2,134,509  for the  nine-month  period  ended
September  30,  2000.  The  decrease  of general  and  administrative  expenses  of $963,610 reflects a reduction in consulting, accounting and legal expenses.

Depreciation,  depletion and  amortization  was $61,029 for the nine months ended  September
30, 2001 as compared to $39,675 for the nine months ended  September 30, 2000.  The increase in 2001  represents  increased  capitalized  costs  subject  to  depletion  in  addition  to additional depletion taken as a result of approximately  12,440,000 bbls of proved reserves, having been excluded in 2001 from the depletable base for proved reserves.

Other income  decreased for the nine months ended September 30, 2001 by $291,123 as a result of a $300,000 non-refundable fee received in 2000, which did not exist in 2001.

Interest  expense for the nine months ended  September  30, 2001 was $135,381 as compared to
$411,810 for the nine months ended  September 30, 2000. The decrease of $276,429  reflects a charge of $158,333  recorded as interest  expense in 2000 related to the issuance of 316,666 shares of common stock as an  inducement to  restructure  certain notes payable and interest expense  on  convertible  debentures  in  2000,  offset by interest  expense on note payable advances from an affiliate in 2001.

                                       2

Three Months Ended September 30, 2001 compared to September 30, 2000

The Company had revenues from oil and gas  production of $401,790 for the three months ended
September  30, 2001 as compared to $733,795 for the three months ended  September  30, 2000.
The decrease in revenues is related to the sale of a 50% interest in Goltech Petroleum,  LLC on August 14, 2000.

Cost of oil and gas  production  decreased to $401,790 for the three months ended  September
30, 2001 from  $368,689 for the three months ended  September  30, 2000 due to the Company's decreased  share of oil and gas production  related to the sale of a 50% interest in Goltech
Petroleum, LLC on August 14, 2000.

General and  administrative  expenses of $393,394  were  incurred for the three months ended
September 30,  2001 as compared to  $1,239,886  for the three  months  ended  September  30,
2000. The decrease of general and  administrative  expenses of $846,492 reflects a reduction in consulting, accounting and legal expenses incurred.

Interest  expense for the three months ended  September  30, 2001 was $76,806 as compared to
$170,312 for the three months ended  September 30, 2000. The decrease of $93,506  reflects a charge of $158,333  recorded as interest  expense in 2000 related to the issuance of 316,666 shares of common stock as an  inducement to  restructure  certain notes payable and interest expense on  convertible  debentures  in 2000, offset by  interest  expense  on note  payable advances from an affiliate in 2001.

Liquidity and Capital Resources

The Company has cash  balances of $418,924 at  September  30, 2001,  with a working  capital deficit of $ 78,042. Cash used from operations totaled $616,636,  with non-cash  adjustments to cash used in operations including  depreciation and depletion of $61,029 and the reversal of $30,000 of  previously  recorded  compensation  expense due to a decline in the Company's stock price during the quarter.

The Company used $221,665 of cash in investing  activities,  which was all  associated  with oil and gas property and equipment expenditures.

The Company had cash  provided by  financing  activities  of  $825,940,  which  consisted of
$1,298,440  net proceeds  received  from the sales of common stock under  private  placement offerings and advances from affiliates of $702,500,  which were offset by the repayment of a note payable of $1,175,000.

The Company  anticipates  future  operations and oil and gas property  expenditures  will be able to be funded  through a combination  of note payable  advances  from an affiliate,  the issuance of common stock and production of oil and gas reserves.

                                       3

                                 PART II. OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales on  Registered  Securities.  During the quarter ended  September 30, 2001,  the
Company made sales of its common stock to the following  persons for cash,  which sales were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

                                Date                                    Number of
Name of Shareholder           Acquired(1)       Consideration            Shares
-------------------           --------        ------------------      --------------

Adel H. Hindi                 07/01/01          $   13,500                 36,000
Kelly V. Oswald               07/03/01               5,000                 13,333
Louis Oswald, III, IRA        07/03/01              16,125                 43,000
John R. Farina                07/03/01               2,000                  5,333
John B. Thomas                07/03/01               2,000                  5,333
Gresham Sarl                  07/03/01              50,000                133,333
Christian Weyer               08/07/01              50,000                133,333

---------------
(1) The "date acquired" is the date reflected by the Company's books and records as the date the shares were acquired, not necessarily the date on which the stock certificate was issued.

In connection with the purchase of their shares,  each  shareholder  listed above received a stock  purchase  warrant  to  purchase  an equal  number of  shares of common  stock as that purchased.  The  exercise  price for the warrant  shares is $0.41 per share.  Such  warrants are exercisable for a period of five years.

The Company did not use any public  solicitation or  advertisements  in connection with such sales.

The Company relied on Section 4(2) of the  Securities  Act and the exemption  provided under
Regulation D, Rule 504 of the  Securities  Act for the sales to Kelly Oswald,  Louis Oswald,
III,  IRA, John Farina,  and John Thomas.  The Company and the  shareholders  entered into a purchase  agreement  with respect to their  respective  purchases.  The  agreement  included representations  concerning the  investor's  intent to acquire the securities for investment only and not with a view  towards  distribution.  Additionally,  future  disposition  of the securities  was  restricted  pursuant  to a legend set forth on the stock  certificate.  The
Company  filed a Form D, Notice of Sales  Securities  pursuant to Regulation D, Section 4(6)
and/or Uniform Limited Offering  Exemption with the Securities and Exchange  Commission with respect to such sales.

With respect to the sales to Adel Hindi,  Gresham  Sarl,  and Christian  Weyer,  the Company
relied on an exemption  from  registration  provided in Regulation S  promulgated  under the
Securities  Act. Adel Hindi,  Gresham Sarl, and Christian Weyer are not "US Persons" as such term is  defined  in Rule  902 of the  Securities  Act.  The  Company  and the  shareholders entered into a purchase  agreement  with respect to the  purchase.  Transfer of their shares was also restricted according to the terms of Regulation S.

                                       4

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

(b)   Reports on Form 8-K:  NONE

                                         SIGNATURES

In accordance with the  requirements of the Securities  Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2001                    TETON PETROLEUM COMPANY

                                          By: /s/ H. Howard Cooper
                                                H. Howard Cooper, President (Chief
                                                Executive Officer and Principal
                                                Financial Officer)

                                       5