Form 10KSB
period 2001-12-31
TETON PETROLEUM CO
filed 2002-04-15
CIK 1131072

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

Commission File No. 000-31170

                             TETON PETROLEUM COMPANY
                 (Name of small business issuer in its charter)

              DELAWARE                                        1482290
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)
P.O. Box 774327
Steamboat Springs, Colorado 80477
(Address of principal executive offices)

Issuer's telephone number:  970.870.1417

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act  during the  preceding  12 months (or for such shorter  period that the  Registrant  was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. YES [X] NO []

Check if disclosure  of delinquent  filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure  will be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was $1,625,352.

The  aggregate  market value of the common stock held by  non-affiliates  of the
issuer,   25,473,955  shares  of  common  stock,  as  of  March  25,  2002,  was approximately  $16,048,591,  based on the closing  bid of $.63 for the  issuer's common stock as reported on the OTC Bulletin Board.  Shares of common stock held by each director,  each officer named in Item 9, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March  25,  2002,  the  issuer  had  28,488,557  shares  of  common  stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format (Check one):  YES   [  ]    NO [X]

                                     PART I

Teton Petroleum Company,  through its consolidated  subsidiaries,  is engaged in oil and gas exploration, development, and production in Western Siberia, Russia.

In 2001, four  additional  wells were drilled and completed on the license area.
This brought the total  number of  producing  wells on the license area to 7. At the end of 2001, the field was producing  approximately 2,500 barrels of oil per day, 625 barrels of oil per day net to Teton. The construction of a 40-kilometer
(25-mile) pipeline was also completed.  The pipeline enables us to transport and produce oil on a year-round  basis.  As of March 2002,  the drilling of one well was  completed on the license area,  and four  additional  wells,  including one research  well on our license  area have been  drilled and are in the process of completion.  As of March  2002,  the field  was  producing  approximately  3,000 barrels of oil per day, 750 barrels of oil per day net to Teton.

                  Caution Concerning Forward-Looking Statements

We  have   included  in  this   report,   statements   which  are   intended  as
"forward-looking  statements" under the Private Securities Litigation Reform Act of 1995. These include  statements that are not simply a statement of historical fact but describe what we "believe,"  "anticipate,"  or "expect" will occur.  We caution you not to place undue reliance on the  forward-looking  statements made in this report.  Although we believe these statements are reasonable,  there are many factors which may affect our expectation of our  operations.  These factors include, among other things, the following:

o     general economic conditions
o     the market price of oil
o     our ability to service our existing indebtedness
o     our ability to raise additional capital, obtain debt financing, or generate sufficient revenues to fund our operating and development plan
o     our success in completing development and exploration activities
o     political stability in Russia
o     changes in Russian law, currency regulations, and taxation
o     our present company structure
o     our accumulated deficit
o     other factors discussed elsewhere in this document

Item 1.  DESCRIPTION OF BUSINESS.

Structure of Teton.

We own 50% of the  membership  interests in Goltech  Petroleum  LLC,  which owns
70.59% of Goloil.  Goloil  holds the  license to produce  oil and gas in Western
Siberia.  Thus indirectly,  we own 35.295% of the ownership interests in Goloil.
However,  based  on the  current  structuring  of  Goloil  and  the  development agreements  with  Mediterranean  Overseas Trust  (together with its  affiliates, including  Fenlex,  Petromed,  and Energosoyuz,  "MOT"),  until Goltech has been repaid its  investments in Goloil,  Goltech  receives 100% of the production and revenues from Goloil (after the production payment to MOT). Since it is expected that this will  continue  for the  foreseeable  future,  when we describe  "net"
amounts to Teton, these calculations are based on Teton's right (through its 50%
interest in Goltech) to receive 50% of the  production  and revenues from Goloil
(after the  production  payment to MOT).  The  agreements  affecting  the Goloil license are discussed below under "MOT Agreements."

Goltech Petroleum LLC is a limited liability company organized under the laws of
Texas. For tax purposes it is treated as a partnership.  Petromed Oil Limited, a
Cyprus limited liability  company,  holds the remaining 50% interest in Goltech.
Day to day operations of Goltech are managed by a manager.  Currently,  Petromed is the sole  manager.  The  manager  cannot  take  certain  actions  without our approval. These include actions to: (a) liquidate,  merge or reorganize Goltech;
(b) sell or  otherwise  dispose of shares or  ownership  interests;  (c) sell or dispose of receivables,  including  loans to Goloil;  (d) distribute or reinvest profits;  (e)  modify  the terms  and  conditions  of the oil field  development agreement or lease agreement (See "--MOT Agreements");  (f) decide matters which cause substantial  change to the capital  structure of Goltech,  such as raising new equity or borrowing  funds; or (g) decide voting matters at a Goloil general meeting of  shareholders  or board  meeting  concerning  any  matters  listed in subclauses (a) through (f). On other matters submitted to a vote of the members,
Petromed  has the deciding  vote in the event of a 50-50 split.  Until Teton and
Petromed have received aggregate distributions from Goltech of $1.25 million and
$1 million  respectively,  profits  and losses of Goltech are  allocated  55% to
Teton  and  45% to  Petromed.  After  each  member  has  received  its  required distribution,  Goltech's  profits and losses will be allocated 50% to us and 50%
to Petromed.

Goloil is a closed joint stock company  organized under the laws of Russia.  The remaining  interests in Goloil are owned by two unaffiliated  Russian  entities.
Russian  joint stock  companies are  corporate  entities with limited  liability similar to corporations formed under United States laws. Shareholders of Russian joint stock companies  generally are not liable for debts and obligations of the company.  However,  shareholders  of a bankrupt  joint stock company may be held liable for debts and obligations of the bankrupt  company if they have exercised their  authority  to  undertake an action  knowing  that  bankruptcy  would be a possible  result of their actions.  Any transfer of shares by a shareholder to a third party is subject to a right of first refusal by the other shareholders.

Under  Russian law, a simple  majority of voting shares is sufficient to control adoption of most resolutions.  Resolutions  concerning  amendment of the company charter,  reorganizations  (including  mergers)  liquidation,  any  increase  in authorized shares, or certain "large"  transactions  require the approval of the shareholders holding 75% of the outstanding shares.

A Russian  joint stock company has no obligation to pay dividends to the holders of common shares.  Any dividends paid to shareholders must be recommended by the board of directors and then  approved by a majority vote at the general  meeting of shareholders.

We have entered into an agreement with MOT which provides for the  restructuring of Goltech's  ownership,  the oilfield  development and lease  agreements (See -
"MOT  Agreements"),  and future  funding for  Goloil.  If the  restructuring  is completed  as  presently  contemplated,  Petromed  will  withdraw as a member of
Goltech and receive half of the Goloil  shares held by Goltech.  This will leave us as the 100% owner of Goltech.  Such  restructuring  is not expected to change our net interest in Goloil.  Before the restructuring can be completed,  certain conditions must be met and additional  agreements  negotiated and executed.  The restructuring  may  never  be  implemented  by  Teton  or the  specifics  of the restructuring may be changed by further negotiation between MOT and us.

Teton History.

Teton was formed by the November  1998 merger of EQ Resources  Ltd. and American
Tyumen Exploration Company. EQ was incorporated in Ontario,  Canada, on November
13, 1962,  under the name Mangesite  Mines  Limited.  Its name was changed to EQ
Resources Ltd. in August 1989. EQ was domesticated in Delaware immediately prior to the merger. In the merger,  EQ, the survivor  corporation,  was renamed Teton
Petroleum Company.

At the time of the  merger,  Teton's  holdings  consisted  of  licenses  for the exploration of gold in Ghana, licenses for oil and gas in Dagestan,  Russia, and the Goloil  license.  Following the merger,  we decided to focus our efforts and resources on development of the Goloil  license.  We disposed of our interest in the Ghana gold licenses.  We also wrote down the value of the Dagestan  licenses to zero on our  financial  statements  in 1998,  and disposed of our  subsidiary
Teton Oil, Inc. which held the Dagestan licenses  effective May 24, 2001. In our opinion,  political  instability  in the  Dagestan  region  made  operations  in
Dagestan  too  risky.  Due to  inactivity  most  of our  Dagestan  licenses  had terminated prior to our disposition of Teton Oil, Inc.

MOT Agreements.

In June 2000,  Teton,  Goltech  and Fenlex  Nominee  Services  Limited,  as sole trustee of the Mediterranean Overseas Trust, a trust organized under the laws of
Malta entered into a Master  Agreement.  The Master  Agreement  contemplated the following transactions:

     (a)  Purchase of 50% of the interest in Goltech in exchange for $1,000,000.
     (b)  Additional investment by MOT, of up to $5,600,000, through an oilfield development  and leasing  arrangement,  paid on an as needed  basis to cover certain costs related to the pipeline,  processing facility, and drilling of five additional wells.
     (c)  Payment of leasing  fees and  repayment  of  amounts  advanced  by MOT through a production payment in the form of crude oil.
     (d)  Additional work, as agreed to by the parties.

The purchase of 50% of the  interests  in Goltech was  completed in August 2000.
See, also " - Structure of Teton."

As contemplated in the Master  Agreement,  Goloil and MOT (through  Energosoyuz)
entered into an oilfield  development  agreement  and a lease  agreement.  These agreements provided,  among other things, for the drilling and operation of five additional  wells on the Goloil license lands and for  Energosoyuz to fund up to
$5,600,000  to cover  certain  costs  related to  development  of a pipeline and processing facility and the drilling of five additional wells.

The wells and facilities  constructed  by  Energosoyuz  pursuant to the oilfield development  agreement are leased to Goloil for a seven-year production payment.
The production  payment is equal to 50% of the crude oil produced by the new and existing  Goloil wells.  The  production  payment period will be extended if the production  payment falls below an average of 80,000 tons  (583,200  barrels) of oil per year or if the  market  price of Ural Oil Blend  falls  below a weighted average of $17 per barrel,  for oil sold outside of Russia,  over the seven year period.

As of March 2002,  the full  $5,600,000  contemplated  in the MOT agreements has been invested by MOT. The pipeline and four of the wells were completed in 2001.
The fifth well was completed in early 2002.  Construction of a processing  plant is also in progress.

After the production  payment is paid in full,  the MOT agreements  provide that one of the following shall occur:

1.   Energosoyuz will merge into Goltech.
2.   100% of the capital stock of Energosoyuz will be transferred to Goltech.
3.   The outstanding  capital stock of Energosoyuz  will be distributed  equally between Teton and MOT or its nominee.
4.   Any other  action  agreed to by the parties  resulting in a division of the revenues of Energosoyuz between Teton and MOT or its nominees in proportion to their respective ownership in Goltech.

Production and Distribution.

A  glossary  of  certain  oil and gas  terms  used in this  report  is  found at
"DESCRIPTION OF PROPERTY--Glossary of Geologic Terms."

As of March 26, 2002, the wells on our license area were producing approximately
3,000 barrels per day (750 barrels net to Teton).  Completion of a  40-kilometer
(25-mile) pipeline on June 4, 2001 has enabled oil to be pumped from these wells all year long.  Prior to completion of the pipeline,  no oil was produced during certain times of the year because of  transportation  difficulties.  At December
31, 2001, seven wells were completed on our license area. Completion of one well occurred  in early 2002 and as of March 26,  2002,  four  additional  productive wells were drilled and in the process of completion  on our license  area.  When these wells are completed,  it will bring the total number of completed wells to
12 wells (6 wells net to Teton).

Pursuant to the MOT agreements, MOT is entitled to a production payment in kind.
See " - MOT Agreements." The production  payment is projected to be completed in
2005, based on estimated  production from current  production  levels as well as additional production from new wells placed into service.

Teton also pays processing and  transportation  fees to a third party to process and place its oil in the  Trans-Siberia  pipeline.  The  current  charge for the processing and  transportation is 5% each of our daily production.  Construction of a processing facility on the license area is in progress.  When  completed we will no longer incur the third-party processing charge. We expect the processing facility will be completed in late 2002.

Teton's share of the oil production is sold in Poland, Germany,  Belorussia, and
Russia.  Sales in Poland,  Germany, and Belorussia are in United States dollars.
Oil sold in Russia is in rubles. Pursuant to the terms of the Goloil license, up to a maximum of 35% of Goloil's  oil  production  may be sold outside of Russia.
Currently,  MOT is required to sell the oil it receives as a production  payment in Russia.  Thus,  until the production  payment is paid in full, we are able to sell approximately 70% of our share of the production outside of Russia.

The chart below  reflects our average net per barrel on both export and domestic sales for the year ended  December  31,  2001 and for the month  ended March 31,
2002. Our March numbers reflect the Russian government's reduction of the export duty on a barrel of  reported  oil from  $2.89 per barrel to $1.10 per barrel in
February 2002.

The following price per barrel information and production  information are based on actual  amounts  during  the year for sales and  various  production  related expenses.  Production  volumes are based upon raw  material  delivered  and will involve  shrinkage  from  processing.  These costs  represent  those  normal and recurring  production costs and general and administrative  costs to support the current level of production.  The amounts presented in the financial  statements may differ from these amounts,  and may not  necessarily be indicative of future results,  although management  believes these to be reasonable  estimates of the sales and costs per equivalent barrel of oil.

                            Net Oil Price per Barrel

                                                                        Actual
                                        Average    Average               March
                                       Domestic,   Export,   Average,     2002
                                         2001       2001      2001       Export
                                       ---------  --------- ---------- ---------

Price                                    $9.86     $18.98     $16.43     $22.00

Export Duty(1)                              -     ($3.60)    ($2.59)    ($1.10)

Commissions                                 -     ($0.26)    ($0.19)    ($0.30)

Transportation, Transneft                   -     ($2.20)    ($1.58)    ($2.20)

Transportation, local                   ($0.49)   ($0.95)    ($0.82)    ($1.10)

Production Taxes and Royalty            ($1.31)   ($2.29)    ($2.02)    ($2.41)

VAT                                     ($1.48)       -      ($0.41)        -

Rebate on Sales in Tax Free Zone         $1.58        -       $0.44         -

Net                                      $8.15     $9.68      $9.25    ($14.90)

LOE                                     ($2.01)   ($2.01)    ($2.01)    ($1.03)

G&A                                     ($1.63)   ($1.63)    ($1.63)    ($0.77)

Processing Fee(2)                       ($0.49)   ($0.95)    ($0.82)    ($1.10)

Profits Tax (Not Considering            ($0.11)   ($0.43)    ($0.34)    ($2.45)
 Depreciation)

Profit, After Tax(3)                     $3.90     $4.65      $4.44      $9.55

Split, Domestic/Import                      28%       72%

(1)  Effective  Feb.  2002, the export duty was changed from $2.89 per barrel to
     $1.10 per barrel.
(2)  The fee is  expected  to be  eliminated  beginning  4Q 2002  when our field processing plant is expected to be completed.
(3)  Project is also subject to a production  payment averaging $3.64 per barrel in 2001.

Currently there are no long-term contracts for the sale of our oil. We currently are not dependent on any principal customer.

The chart below sets forth  certain  production  data for the last three  fiscal years.  Additional  oil  and  gas  disclosure  can be  found  in  Note 12 of the
Financial Statements.

                               PRODUCTION DATA

Year Ended December 31                   2001             2000          1999

Total Gross Oil Production,
 barrels                              425,459          178,331       133,887
Total Gross Gas Production, MCF             0                0             0
Net Oil Production, barrel(1)          94,879          142,664       133,887
Net Gas Production, MCF                     0                0             0
Average Oil Sales Price,               $16.43           $11.00        $11.34
 S/Bbl(2)
Average Gas Sales Price, S/MCF           0.00             0.00          0.00
Average Production Cost per             $8.23 (4)       $10.00         $7.44
Barrel(3)
Gross Productive Wells
Oil                                       7                3             1
Gas                                       0                0             0
          Total                           7                3             1
Net Productive Wells(2)
Oil                                      3.5              1.5            1
Gas                                       0                0             0
          Total                          3.5              1.5            1

-----------

(1)  Net  production  and net  well  count is based  on  Teton's  effective  net interest as of the end of each year. Prior to August 2000, Teton owned 100%
     of the interests in Goltech.
(2)  Average oil sales prices is a combination of domestic  (Russian) and export price.
(3)  Excludes production payment to MOT.

(4)  If the cost of  the  production payment,  which requires Teton to cover all lifting costs, is included the cost per  barrel net  to Teton is $16.46 per barrel.  See  also  "MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  -  Results of
     Operations."

The  following  chart  sets  forth  the  number  of  productive  wells  and  dry exploratory  and  productive  wells drilled and completed  during the last three fiscal years in the Goloil license area:

                                NET WELLS DRILLED

Year Ended December 31                 2001                 2000                1999
                                  Net (1)  Gross     Net (1)   Gross     Net (1)    Gross
                               ----------- ------    --------  ------   --------- -----------
Number of Wells Drilled
 Exploratory (Research)
   Productive                      0          0        0         0          0         0
   Dry                             0          0        0         0          0         0
          Total                    0          0        0         0          0         0

 Development
   Productive                      4          2        2         1          1         1
   Dry                             0          0        0         0          0         0
          Total                    4          2        2         1          1         1

----------
(1)  Net well count is based on Teton's  effective net interest as of the end of each year.  Prior to August  2000,  Teton  owned 100% of the  interests  in
     Goltech. Subsequent to August 2000 our interest was reduced to 50%.

United States Trade and Development Agency (TDA) Grants.

In October 2001,  Teton finished its study of the feasibility of oil exploration in the  Novo-Aganskoye,  Galinovaya and East Galinovaya  license area of Siberia pursuant  to an  agreement  with  Varioganneft  JSC.  The study was  funded by a
$250,000  grant from the TDA. In 2001,  we  received a final  payment of $37,500 from the TDA for the study.  Currently, we do not expect to make any investments in the Novo-Aganskoye,  Galinovaya and East Galinovaya license area. Thus, we do not  expect to incur any  obligation  to repay  the  amounts  paid by the TDA in connection with this study.

Teton  expects to complete  its  feasibility  study of the Eguryak  license area pipeline  project in 2002.  This study is also funded  through a $300,000  grant from the TDA.  Teton has received  $255,000 of the grant amount.  The balance of the grant funds will be paid upon completion of the study. Teton may be required to repay the TDA the grant  amount if Teton  makes  certain  investments  in the
Eguryak license area prior to December 31, 2005.

Competition.

We compete in a highly competitive  industry. We encounter competition in all of our operations, including property acquisition, and equipment and labor required to operate and to develop our  properties.  Teton  competes with other major oil companies,  independent oil companies,  and individual  producers and operators.
Many competitors have financial and other resources  substantially  greater than ours.

Government Regulation.

The government of the Russian  Federation,  Ministry of Natural  Resources,  and
other  agencies   establish  special  rules,   restrictions  and  standards  for
enterprises conducting activities affecting the Russian environment. The general principal of Russian  environmental law is that any environmental  damage caused by an unlawful activity must be fully compensated.  Under certain circumstances, top  officers  of the entity  causing  substantial  environmental  damage may be subject to criminal environmental damage may be subject to criminal liability.

The law of the Russian  Federation on subsoil requires that all users of subsoil comply with existing  technical  rules,  standards,  and  restrictions and their operations.  This includes  safety and  environmental  requirements.  Failure to comply with such rules and standards may result in  termination or withdrawal of the Goloil license.

Taxation.

As a Russian resident entity, Goloil is subject to all applicable Russian taxes, many of which  currently  impose  a  significant  burden  on  profits.  The most significant Russian taxes affecting Goloil include:

     (i)  20% value  added tax  (established  pursuant  to Chapter 21 of the Tax
          Code of  Russia)  applicable  only to the  sale of  goods  sold in the countries of the Commonwealth of Independent  States (12 former Soviet
          Republics).  (There is no value  added tax on goods sold  outside  the countries of the Commonwealth of Independent States.)

     (ii) 24% profit tax which  includes 7.5% federal profit tax; 14.5% regional profit tax and 2% local tax (in accordance  with Chapter 25 of the Tax
          Code of Russia).

     (iii)Income tax on  dividends  payable to  Goloil's  shareholders.  The tax must be  withheld  by  Goloil  from  the  amount  distributed  to each shareholder. The current rate of tax on dividends payable to corporate shareholders  is 15%.  Dividends  payable to Goltech,  a United States resident company,  are subject to regulations  contained in the United
          States - Russia tax  treaty.  The treaty  limits the tax on  dividends payable to  Goltech  to 5% (as long as  Goltech  holds more than a 10%
          interest in Goloil).

     (iv) Tax  on  production  of  minerals  applicable  to  all  subsoil  users producing  minerals,  including  crude oil.  For the period  ending on
          December 31, 2004,  the tax is  temporarily  established at 340 rubles per  metric  ton  produced  by the  taxpayer  multiplied  by a  factor calculated pursuant to the formula:

                  U-8 x R/252

                  where:

                  U - means the average market price of Urals blend crude oil
                      (in dollars per barrel) during the relevant tax period;

                  R - means the average ruble for dollar exchange rate quoted by the Central Bank of Russia for the relevant tax period.

            After expiration of the temporary tax rate period, the tax will apply at the rate of 16.5% of the value of the oil produced by the taxpayer.

     (v)  Road users tax  applicable to all  enterprises in Russia and currently charged at 1% of gross revenues of the entity.  This tax will be fully eliminated on January 1, 2003.

     (vi) Regional property tax payable annually at 2% of the value of assets of the entity.

The Russian tax system currently is undergoing a major  reorganization.  New tax laws including those setting forth rules for application of the value-added tax, profit tax, and tax on the  production of minerals were enacted  within the last four years.  The cost of legal and accounting  advice to keep up with changes in the Russian tax laws may be  significant  and  penalties  for  violations,  even inadvertent  ones, may be steep. If revisions  impose  confiscatory  taxes,  our profitability will be adversely affected.

Employees.

Teton  currently has two full time and one part time  employee.  We also utilize the services of independent  contractors on an as-needed basis. Goloil currently employs approximately 125 employees. Goloil also uses independent contractors on as needed basis.

Item 2.  DESCRIPTION OF PROPERTY.

Glossary of Geological Terms.

Barrel:  Equal to 42 U.S. gallons.

Basin: A depressed sediment-filled area, roughly circular or elliptical in shape, sometimes  very elongated.  Regarded as good areas to explore for oil and gas.

Field: A geographic  region  situated  over one or more  subsurface  oil and gas reservoirs encompassing at least the outermost  boundaries of all oil and gas accumulations known to be within those reservoirs vertically projected to the land surface.

License:  Formal or legal  permission  to explore for oil and gas in a specified area.

Productive:  Able to produce oil and/or gas.

Proved reserves: Estimated quantities of crude oil, condensate, natural gas, and natural  gas  liquids  that  geological  and  engineering  data
                 demonstrate   with   reasonable  certainty  to be  commercially
                 recoverable  in the future from known reservoirs under existing conditions  using  established  operating procedures and  under current governmental regulations.

Proved undeveloped  reserves:  Economically  recoverable  reserves  estimated to
                               exist   in   proved  reservoirs,  which  will  be
                               recovered from wells, drilled in the future.

Reserves:  The  estimated  value  of  oil,  gas  and/or  condensate,   which  is
           economically recoverable.

Tons: A ton of oil is equal to 7.29 barrels of oil.

Goloil License.

The Goloil license  encompasses  187 square  kilometers (78 square miles) in the south central portion of the west Siberian basin. It is located approximately 10 miles to the north and west of  Samotlor,  Russia's  largest  oil  field.  Three producing  fields are located within the license area:  Golevaya,  Eguryak,  and
South  Eguryak.  The Goloil  license  expires in 2022,  and may be extended upon
compliance  with  the  specified   program  of  operations  and  undertaking  of
additional  operations  after the end of its term.  The  Goloil  license  may be terminated  prior to its term if Goloil fails to comply with the requirements of the license.  We believe that we are currently in  compliance  with all material terms of the Goloil license.

Proved Reserves and Present Value Information.

Our estimated  proved oil reserves and present value of the estimated future net revenues  attributable  to such reserves as of January 1, 2002, are based upon a report, as supplemented,  issued by the independent consulting firm of Gustavson
Associates,  Inc.  ("Gustavson"),  located in Boulder,  Colorado.  In June 2001, based on a supplemental letter issued by Gustavson,  our proved reserve estimate was reduced by 37.3 million  barrels gross (12.4 million  barrels net to Teton).
In the  supplemental  letter,  Gustavson  noted that  questions  had been raised concerning  the  sufficiency  and  completeness  of the data  used to  establish certain reserves  recoverable by secondary recovery methods were "proved." Thus,
Gustavson  withdrew those  reserves from the proved  category.  Subsequently,  a water flood feasibility  study was conducted by Gustavson.  Based on that study, our estimated proved reserves were increased by 57.5 million barrels gross (33.6 million barrels net to Teton).

The  Securities  and Exchange  Commission  requires that  estimates of reserves, estimates of future net revenues and the present  value of estimated  future net revenues  be based on the  assumption  that oil and gas  prices  will  remain at current levels (except for gas prices determined by fixed  contracts),  and that production  costs will not escalate in future  periods.  All such estimates have been  adjusted  for the  anticipated  costs  of  developing  proved  undeveloped reserves.

Reserve  calculations  require estimation of future net recoverable  reserves of oil and gas and the  timing and amount of future  net  revenues  to be  received therefrom.  Such  estimates  are based on  numerous  factors,  many of which are variable and uncertain.  Accordingly, it is common for the actual production and revenues later received to vary  materially  from earlier  estimates.  Estimates made from the first few years of production from a property are not likely to be as  reliable  as later  estimates  based on longer  production  history.  Hence, reserve  estimates and estimates of future net revenues from production may vary from year to year.

The Company has not filed reserve estimates with any federal agency.

As of January 1, 2002, our proved reserves are estimated at 84.2 million barrels gross, and 42.1 million barrels net to Teton. Results are summarized below:

                                   Before Profits Tax and       After Profits Tax and
                                 Repatriation Tax (1)(2)(3)   Repatriation Tax (1)(2)(3)
                                 ---------------------------  ---------------------------
                    Teton Net        Total     Present value      Total     Present Value
                    Reserves,    Undiscounted    Discounted   Undiscounted    Discounted
                     million      Cash Flow,       @10%        Cash Flow,       @10%
    Case            barrels(3)    million US$   million US$    million US$   million US$

Total Proved          42.12        $204.35         $88.90        $140.06      $60.60
Proved Developed       6.14        $ 40.69         $18.74        $ 29.18      $14.23
Proved Undeveloped    35.98        $163.66         $70.15        $110.88      $46.37

(1)  The Russian repatriation tax is a tax equal to 15% of all net profits taken out of Russia.  Although  the tax might be  calculated  on the basis of all profits of Goloil,  as adjusted by profits and losses from other  corporate activities,  rather than using only the proceeds from the Goloil wells, for purposes of these  calculations,  we have applied the repatriation tax only to the  estimates  of  production  from the Goloil  wells.  Management  has included  the effect of this tax in  economic  projections  to ensure  full consideration of all taxes.
(2)  The Ural blend is  benchmark  crude oil that is the basis for export  price postings of West  Siberian  Oil.  Current  international  postings for Ural blend  crude  oil are  incorporated  into the  cash  flow  projections  for exported  oil,  with a lower price for  domestic oil sales based on current sales prices in Russia.
(3)  Amounts are  calculated  based on Teton's  net  interest of 50% of Goloil's production  and  revenues  (after the  production  payment  to MOT).  See -
     "Structure of Teton."

These results are net to Teton and include the impact of the production payments due MOT, and financing and debt repayment. The present value of estimated future net  revenues as of January 1, 2002,  has not been  adjusted  for income  taxes.
Teton is not  currently  incurring  any  repatriation  tax  liability due to the structuring  of  capital  input  as a  loan.  Management  believes  that  future repatriation  tax liabilities  will not be incurred if profits from this project are  invested  in  other  projects  within  Russia.  If  Teton  does  not  incur repatriation tax liability for the life of this project,  the undiscounted total after tax cash flow,  after  production  payments  would be $148.3  million  or, discounted at 10%, $55.8 million, for total proved reserves.

There can be no assurance that the reserves  described herein will ultimately be produced  or that the  proved  undeveloped  reserves  described  herein  will be developed  within the  periods  anticipated.  Recovery of  undeveloped  reserves requires significant capital expenditures and successful drilling operation. The cash flows summarized  herein should not be construed as  representative  of the fair market value of the reserves.  Actual  results are likely to differ greatly from the results estimated.

Capital  expenditures  required to achieve the above cash flows are estimated at
$91.2 million for development of proved reserves. Based on our reserve analysis, we expect  that cash  flow from  operations  will  fully  cover  both  operating expenses and capital investment starting in 2005.

Our current  agreement  with MOT requires MOT and Teton to each fund half of the capital  expenditures  required for  development.  In the event we are unable to fund our portion of the capital  expenditures  and MOT proceeds with the planned development, our share of the oil production will be decreased.

Until cash flow from  operations is sufficient  to fund  operating  expenses and capital investment, Teton must raise additional capital or obtain debt financing to  fund  its  portion  of  capital  expenditures  or its  interest  in the  oil production  will be  reduced.  There  can be no  assurance  that  Teton  will be successful in raising such additional funds.

The following table sets forth changes in proved reserves at December 31 for the years 1999 through 2001.

                          CHANGES IN PROVED RESERVES

Date                                       12/31/2001  12/31/2000  12/31/1999
Gross Proved Reserves
  (millions of barrels)                       84.2        26.7        24.6
    Change from Previous Year
     Due to Production                        (0.4)       (0.2)       (0.1)
     Due to Extension                          8.8         3.8
     Due to Revision of Geol. Maps
      and Reinterpretation of
      Reservoir Properties                   (8.0)       (1.5)
     Due to Addition of Waterflood
      Reserves                               57.1
        Total                                57.5         2.1        (0.1)
Net Proved Reserves
  (millions of barrels)                      42.1         8.5        19.4
    Change from Previous Year
      Due to Production                      (0.1)       (0.1)       (0.1)
      Due to Extension                        2.8         3.0
      Due to Revision of Geol. Maps
       and Reinterpretation of
       Reservoir Properties                  (2.5)       (1.2)
      Due to Addition of Waterflood
       Reserves                              18.2
      Due to Purchase (Sales) of Oil
       in Place                              15.2       (12.6)        4.2
         Total                               33.6       (10.9)        4.1
Net Proved Developed Reserves
  (millions of barrels)                       6.1          1.3        2.3
     Change from Previous Year
       Due to Production                     (0.1)        (0.1)      (0.1)
       Due to Extension                       4.9          3.0
       Due to Purchase (Sales) of Oil
        in Place                              2.2         (3.9)       0.7
         Total                                4.8         (1.0)       0.6

The following table sets forth the total gross and net developed acres and total gross and net underdeveloped  acres subject to the Goloil License as of December
31, 2001:

                       DEVELOPED AND UNDEVELOPED ACREAGE:

Eguryak License Area:
      Total Developed Acres
            Gross             640
            Net               209
      Total Proved Undeveloped Acres
            Gross           1,415
            Net               462
      Total Other Undeveloped Acres
            Gross         117,497
            Net            38,370

Teton Offices.

Our offices are located in Steamboat Springs, Colorado. We lease this space from an unaffiliated third party.

Item 3.  LEGAL PROCEEDINGS.

Teton currently is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were  submitted to a vote of our security  holders  during the fourth quarter of 2001.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market for Common Stock.

Teton's  common stock has been quoted on the OTC Bulletin Board under the symbol
"TTPT" since November 27, 2001. Prior to that and until our voluntary  delisting in  January  2002,  our common  stock was also  listed on the  Canadian  Venture
Exchange under the symbol "YTY.U." Beginning November 30, 2001, our common stock is also listed for trading on the Frankfort  Stock Exchange  (Germany) under the symbol "TP9."

The following table sets forth, on a per share basis,  the range of high and low bid  information  for the common  stock on the OTC  Bulletin  Board for the last quarter of 2001 and first quarter of 2002, and on the Canadian  Venture Exchange for the last two fiscal years:

OTC BULLETIN BOARD

           PERIOD                       HIGH                      LOW

11/27/2001-12/31/2001                   $.50                     $.17
First Quarter Ended 03/31/02            $.67                     $.18

  CANADIAN VENTURE EXCHANGE

           PERIOD                       HIGH                      LOW
                                   (U.S. Dollars)           (U.S. Dollars)
Year Ended 12/31/01

First Quarter Ended 03/31/01            $.69                      $.33
Second Quarter Ended 06/30/01           $.63                      $.39
Third Quarter Ended 09/30/01            $.45                      $.15
Fourth Quarter Ended 12/31/01           $.48                      $.19

Year Ended 12/31/00

First Quarter Ended 03/31/00            $.20                     $.15
Second Quarter Ended 06/30/00           $.75                     $.10
Third Quarter Ended 09/30/00            $.55                     $.25
Fourth Quarter Ended 12/31/00           $.75                     $.32

The quotations reflect interdealer prices without retail markup,  markdown, or a commission, and may not necessarily represent actual transactions.

Holders. As of March 25, 2002, there were approximately 247 holders of record of
Teton's common stock.

Dividends. Teton has not paid any dividends on its common stock since inception.
Teton does not anticipate declaration or payment of any dividends at any time in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the  understanding  of our results of operations.  The impact and any associated risks  related  to  these  policies  on our  business  operations  is  discussed throughout  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of  Operations  where such  policies  affect our  reported  and expected financial results.

In the  ordinary  course of  business,  we have made a number of  estimates  and assumptions  relating to the  reporting of results of  operations  and financial condition in the  preparation  of our financial  statements  in conformity  with accounting  principles  generally accepted in the United States.  Actual results could differ significantly from those estimates under different  assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our  financial  condition  and  results  of  operations  and  require  our  most difficult,  subjective,  and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Pro-rata Consolidation.

We use the pro-rata  consolidation  method to reflect the financial position and results  of  operations  of our 50%  owned  subsidiary  Goltech  Petroleum,  LLC
(Goltech) that owns 70.59% of the  outstanding  stock of Goloil.  Goloil holds a license to develop oil & gas  reserves in Western  Siberia and  constitutes  the only  significant  asset we hold.  Under the  pro-rata  consolidation  method we include our 50% pro-rata share of the assets, liabilities, revenues and expenses of the consolidated  accounts of Goltech.  The intercompany  balances of Goltech and Teton do not fully eliminate under the pro-rata  consolidation  method,  and the remaining receivable on Teton's accounts has been included as a component of oil and gas  properties,  as this balance  will only be repaid  through net cash flow generated from oil and gas properties.

Recoverability of Oil & Gas Properties.

The  recoverability  of our  investment  in oil and gas  properties  is reviewed annually  and based on the net  discounted  cash flows to be  obtained  from our share of the  production of oil and gas by Goloil using  assumptions  similar to those in the reserve study prepared by an independent  petroleum  engineer.  The reserve  study is subject  to  inherent  limitations  and  uncertainties  and is prepared using  economics for the Company's 50% interest in Goltech,  LLC, which includes the Company's share of approximately a 30% minority interest in Goloil.
If the average cost of oil  production  sold, the costs to produce and transport the oil for sale or further development capital expenditures change adversely to the Company, such changes could cause a material write down of our investment in such  properties or abandonment  altogether of our continued  efforts to develop and produce  those oil and gas reserves.  Management  believes that the economic conditions  will remain  favorable  to the Company for the oil and gas prices it receives from production and the costs we incur for producing,  transporting and continued license development capital expenditures, and it will recover all such investments in its oil and gas properties.

Oil and Gas Reserves and Supplemental Information.

The  information  regarding  the Company's  share of oil and gas  reserves,  the changes  thereto  and the  resulting  net  cash  flows  are all  dependent  upon assumptions  used in preparing the Company's  annual  reserve study. A qualified independent  petroleum  engineer in  accordance  with  standards  of  applicable regulatory  agencies and the  Securities  and Exchange  Commission  definitions, prepares the  Company's  reserve  study.  That reserve  study is prepared  using economics  for the Company's 50% interest in Goltech,  LLC,  which  includes the
Company's  share of  approximately  a 30%  minority  interest  in  Goloil.  Such reserves and resultant net cash flows are subject to the inherent limitations in those estimates that include the cost of oil and gas  production,  costs related to future capital expenditures, the price per barrel of oil sales, the Company's share of those  reserves,  the taxing  structure of the Russian  Federation  and other  factors.  Changes  in one or all of these  items  could  cause a material change  in the  reserve  estimates  and the net  cash  flows  from  the  sale of production  generated from those reserves.  Management believes that the current assumptions used in preparation of the reserve study are reasonable.

Results of Operations.

Comparison of Year Ended December 31, 2001 to December 31, 2000.

We had revenues from oil and gas  production of $1,625,352 for the twelve months ended  December 31, 2001 as compared to  $1,675,206  for the twelve months ended
December  31,  2000.  Revenues  were  increased  by a  significant  increase  in production  in the  latter  part of 2001 as new  wells  came on line and the new pipeline was completed  offset by a decrease in revenues which is related to the sale of a 50% interest in Goltech  Petroleum,  LLC (Goltech) on August 14, 2000.
As a result of this sale  transaction  a  production  payment  of  approximately
190,000 barrels was delivered in 2001 compared to  approximately  66,000 barrels in 2000. These changes resulted in net barrels of approximately  95,000 to Teton in 2001 compared to net barrels of approximately  143,000 in 2000. The price per barrel we received on average  increased  in 2001 to  approximately  $17.00 from
$11.00 in 2000.  The 50%  membership  purchase in Goltech to a new Russian based partner was in exchange for the partner completing a transportation pipeline and completing and drilling new oil wells.  The pipeline was completed in June 2001, allowing  Goloil to ship oil 12 months a year,  rather than the  previous 7 or 8 months per year, because of adverse weather conditions.

Cost of oil and gas  production  increased to  $1,564,039  for the twelve months ended December 31, 2001 from $1,439,481 for the twelve months ended December 31,
2000.  The  increase  of $124,558  relates to  substantial  increases  in volume produced to include oil produced under the  production  payments to MOT made for leasing new wells and the pipeline,  partially  offset by improved  efficiencies from higher production and lower  transportation costs in 2001. The economics of
the  cost  to  produce  an  average   barrel  of  oil  decreased  in  2001  from
approximately  $10.00 to $8.23.  However,  as a result of the production payment required with the Company covering all lifting costs, the cost per barrel net to the Company was approximately $16.50 per barrel as the Company had fewer barrels net to cover these costs.  The average  cost per barrel to the Company  would be higher than the $8.23  above as the Company has all of the export  sales (35% of total production),  which have higher costs due to excise taxes, custom payments and commissions.

Currently,  Teton's  share of Goloil  production  may be sold 70% in the  export market and 30% in the Russian  domestic  market,  under a government  allotment, which the government can change.  Domestic oil sells at a lower price,  but does not incur  transportation  costs and other  costs and taxes  related  to export.
Based on February  2001 market data where the export  price was $22.95 bbl.  and the  domestic  price was  $10.10,  the graph  below  shows  the  differences  in revenues, various costs and expenses, and profit margin between exported oil and oil sold domestically in Russia:

                             Revenue/Cost Comparison

Data Based on February 2001 Sales

General and  administrative  expenses of $1,521,970 were incurred for the twelve months ended  December 31, 2001 as compared to $3,164,878  for the twelve months ended December 31, 2000. The decrease of general and administrative  expenses of
$1,642,908 reflects a reduction in consulting, legal, and accounting expenses in
2001,  offset by an increase in Teton  general  and  administrative  expenses of approximately  $147,000 after taking into consideration  consulting  services of approximately  $276,000 which were for consulting  provided by individuals which were  under  employment  agreements  in  2001  and  recorded  as  administrative
salaries.   Goloil  general  and  administrative  expenses  remained  relatively consistent in 2001 compared to 2000. In 2000,  Teton  incurred  higher legal and
accounting   expenses   related  to  the  MOT  agreements  and  other  financing
activities,  audits covering three periods  (12/31/98,12/31/99 and 6/30/00) were also performed in 2000. In 2000, Teton also incurred higher  consulting  expense
related  to  its  consulting   agreement  with  Alpha  Petroleum  which  totaled
$1,200,000 and had $276,000 of consulting  services  provided by individuals who were full time employees in 2001.

          Categorization of Expenses           Year 2001        Year 2000

Expenses related to Legal, Accounting and
 Consulting                                      $  651,192        $2,709,107
All other G&A Expenses                           $  870,778        $  455,771
            Total                                $1,521,970        $3,164,878

Depreciation, depletion and amortization was $45,313 for the twelve months ended
December 31, 2001 as compared to $34,658 for the twelve  months  ended  December
31, 2000. The increase in 2001 represents increased capitalized costs subject to depreciation,  and  additional  depletion  taken  as a result  of  approximately
12,440,000  bbls of  proved  reserves,  having  been  excluded  in 2001 from the depletable base for proved reserves.

Other  income  decreased  for the  twelve  months  ended  December  31,  2001 by
$291,419,  principally as a result of a $300,000  non-refundable fee received in
2000, which did not repeat in 2001.

Interest  expense for the twelve months ended  December 31, 2001 was $161,019 as compared to $402,858 for the twelve months ended December 31, 2000. The decrease of $333,977  reflects  charges of $328,645  recorded as interest expense in 2000 related to the issuance of shares of common stock as  inducements to restructure certain notes payable and debentures in 2000.

Liquidity and Capital Resources.

The Company has cash  balances of $182,502 at December 31, 2001,  with a working capital  deficit  of  $1,430,252.  The  working  capital  deficit  on Teton  was eliminated during the first quarter of 2002 as certain notes were converted into or paid  using the  proceeds  of a new  convertible  debenture  offering  with a three-year maturity. Goloil still had a working capital deficit during the first quarter of 2002.

Cash used from operations totaled $1,552,560,  with non-cash adjustments to cash used in operations including depreciation and depletion of $45,313.

The  Company  used  $270,163  of cash in  investing  activities,  which  was all invested in oil and gas property and equipment.

The Company had cash  provided by  financing  activities  of  $1,617,383,  which included  $1,298,273 net proceeds  received from the sales of common stock under private placement  offerings and advances from MOT to Goloil of $141,900.  Teton is not a guarantor to MOT on the advances to Goloil,  should  Goloil not be able to repay them.

Capital expenditures required to achieve the cash flows projected in our reserve report are  estimated  at a total of $91.2  million  for  development  of proved reserves.  Based on our reserve analysis, we expect that cash flow to Teton from operations  will fully cover both  operating  expenses  and  capital  investment starting in 2005.

Our current  agreement  with MOT requires MOT and Teton to each fund half of the capital  expenditures  required for  development.  In the event we are unable to fund our portion of the capital  expenditures  and MOT proceeds with the planned development, our share of the oil production will be decreased.

In 2002, we expect to invest approximately $7.5 million in capital expenditures.
We anticipate  that there will be sufficient  operating  revenue to fund a small percentage of the capital  expenditures.  Teton must raise additional capital or obtain debt financing to fund the balance of the expected capital  expenditures.
There can be no guarantee  that Teton will be successful in raising these funds.
If we are unable to fund our proportionate  share of capital  expenditures,  MOT may fund our  shortfall.  In which  event,  our interest in  production  will be reduced.

Item 7.  FINANCIAL STATEMENTS.

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                           December 31, 2001 and 2000

                             TETON PETROLEUM COMPANY

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

Consolidated Balance Sheet

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Teton Petroleum Company
Steamboat, CO

We have audited the accompanying  consolidated  balance sheet of Teton Petroleum
Company  as of  December  31,  2001  and  2000,  and  the  related  consolidated statements of operations and comprehensive loss,  stockholders' (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the  responsibility of the Company's  management.  Our  responsibility is to express an  opinion  on these  consolidated  financial  statements  based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Teton  Petroleum
Company as of December  31, 2001 and 2000,  and the results of their  operations and their  cash flows for the years then  ended in  conformity  with  accounting principles generally accepted in the United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

March 22, 2002
Denver, Colorado

                             TETON PETROLEUM COMPANY

                           Consolidated Balance Sheet
                               December 31, 2001

                                      Assets

Current assets
   Cash ..........................................................   $    182,502
   Accounts receivable ...........................................         55,000
   Accounts receivable - affiliate ...............................        387,000
   Accounts receivable - other ...................................         65,500
   Inventory .....................................................        189,500
   Prepaid expenses and other assets .............................         34,000
                                                                     ------------
     Total current assets ........................................        913,502
                                                                     ------------

Non-current assets
   Oil and gas properties, net (successful efforts) ..............      1,169,100
   Fixed assets, net .............................................        128,710
                                                                     ------------
     Total non-current assets ....................................      1,297,810
                                                                     ------------

Total assets .....................................................   $  2,211,312
                                                                     ============

                       Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable and accrued liabilities ......................   $    979,644
   Current portion of notes payable advances from affiliate ......        769,900
   Current portion of stockholders notes payable .................        500,000
   Current portion of officer note payable .......................         94,210
                                                                     ------------
     Total current liabilities ...................................      2,343,754
                                                                     ------------

Non-current liabilities
   Stockholders notes payable, less current portion ..............        250,000
                                                                     ------------
     Total non-current liabilities ...............................        250,000
                                                                     ------------
     Total liabilities ...........................................      2,593,754
                                                                     ------------

Commitments and contingencies

Minority interest ................................................           --

Stockholders' deficit
   Common stock, .001 par value, 100,000,000 and 50,000,000 shares authorized, 28,488,557 and 24,977,341 shares issued and
    outstanding at December 31, 2001 and 2000 ....................         28,488
   Additional paid-in capital ....................................      9,766,608
   Accumulated deficit ...........................................    (11,048,811)
   Foreign currency translation adjustment .......................        871,273
                                                                     ------------
     Total stockholders' deficit .................................       (382,442)
                                                                     ------------

Total liabilities and stockholders' deficit ......................   $  2,211,312
                                                                     ============

                 See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

          Consolidated Statements of Operations and Comprehensive Loss

                                                       For the Years Ended
                                                          December 31,
                                                  ---------------------------
                                                       2001          2000
                                                  ------------   ------------

Sales ..........................................   $ 1,625,352   $  1,675,206

Cost of sales and expenses
   Oil and gas production ......................     1,564,039      1,439,481
   General and administrative ..................     1,521,970      3,164,878
   Depreciation, depletion and amortization ....        45,313         34,658
                                                  ------------   ------------
     Total cost of sales and expenses ..........     3,131,322      4,639,017
                                                  ------------   ------------

Loss from operations ...........................    (1,505,970)    (2,963,811)
                                                  ------------   ------------

Other income (expense)
   Other income ................................         9,381        300,800
   Interest expense ............................      (161,019)      (402,858)
                                                  ------------   ------------
                                                      (151,638)      (102,058)
                                                  ------------   ------------

Net loss .......................................    (1,657,608)    (3,065,869)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ....................       (84,041)       109,140
                                                  ------------   ------------
Other comprehensive (loss) income ..............       (84,041)       109,140
                                                  ------------   ------------

Comprehensive loss .............................   $(1,741,649)  $ (2,956,729)
                                                  ============   ============

Basic and diluted weighted average common shares
    outstanding ................................    26,927,259     17,636,266
                                                  ============   ============

Basic and diluted loss per common share ........   $     (0.06)  $      (0.17)
                                                  ============   ============

                 See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

           Consolidated Statements of Changes in Stockholders' (Deficit) Equity
                 For the Years Ended December 31, 2001 and 2000

                                                                                                     Foreign
                                                             Common Stock            Additional      Currency                         Total
                                                     ---------------------------      Paid-in       Translation     Accumulated    Stockholders'
                                                        Shares          Amount        Capital       Adjustment        Deficit    (Deficit) Equity
                                                     ------------   ------------   ------------    ------------    ------------    ------------

Balance - December 31, 1999 ......................     13,220,080   $     13,220   $  3,356,406    $  1,743,872    $ (6,325,334)   $ (1,211,836)
Conversion of debentures .........................      2,682,291          2,667      2,122,333            --              --         2,125,000
Conversion of notes payable to stock .............      1,590,436          1,590        475,410            --              --           477,000
Conversion of advances on line of credit to stock       1,000,000          1,000        499,000            --              --           500,000
Common stock issued for cash .....................      3,543,265          3,543      1,059,437            --              --         1,062,980
Common stock and stock options issued for services      1,333,940          1,334        393,456            --              --           394,790
Common stock issued for interest and
 inducements to convert debt to common stock .....      1,607,329          1,623        533,179            --              --           534,802
Compensation for variable plan warrants ..........           --             --           30,000            --              --            30,000
Net loss .........................................           --             --             --              --        (3,065,869)     (3,065,869)
Foreign currency translation adjustment ..........           --             --             --          (788,558)           --          (788,558)
                                                     ------------   ------------   ------------    ------------    ------------    ------------

Balance - December 31, 2000 ......................     24,977,341         24,977      8,469,221         955,314      (9,391,203)         58,309
Common stock issued for cash .....................      3,466,772          3,467      1,294,806            --              --         1,298,273
Common stock and warrants issued for services ....         44,444             44         32,581            --              --            32,625
Compensation for variable plan warrants ..........           --             --          (30,000)           --              --           (30,000)
Net loss .........................................           --             --             --              --        (1,657,608)     (1,657,608)
Foreign currency translation adjustment ..........           --             --             --           (84,041)           --           (84,041)
                                                     ------------   ------------   ------------    ------------    ------------    ------------

Balance - December 31, 2001 ......................     28,488,557   $     28,488   $  9,766,608    $    871,273    $(11,048,811    $   (382,442)
                                                     ============   ============   ============    ============    ============    ============

                 See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

                      Consolidated Statements of Cash Flows

                                                              For the Years Ended
                                                                 December 31,
                                                         --------------------
                                                              2001          2000
                                                         -----------------------
Cash flows from operating activities
  Net loss ............................................   $(1,657,608)   $(3,065,869)
                                                          -----------    -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Depreciation, depletion, and amortization ..........        45,313         34,658
   Stock based compensation for variable plan warrants        (30,000)        30,000
   Stock and stock options issued for services and
     interest .........................................        32,625        811,682
   Note payable issued for consulting services ........          --        1,050,000
   Changes in assets and liabilities
     Accounts receivable ..............................      (331,225)       (25,391)
     Prepaid expenses and other assets ................       (18,063)       (14,937)
     Inventory ........................................      (134,456)       (22,044)
     Accounts payable and accrued liabilities .........       540,854        133,291
                                                          -----------    -----------
                                                              105,048      1,997,259
                                                          -----------    -----------
      Net cash used in operating activities ...........    (1,552,560)    (1,068,610)
                                                          -----------    -----------

Cash flows from investing activities
  Oil and gas properties and equipment expenditures ...      (322,398)    (2,002,165)
  Sale of interest in subsidiary ......................          --        1,000,000
                                                          -----------    -----------
      Net cash used in investing activities ...........      (322,398)    (1,002,165)
                                                          -----------    -----------

Cash flows from financing activities
  Net proceeds from (payments on) advances under notes
   payable from affiliate .............................      (150,100)       395,000
  Proceeds from issuance of convertible debentures ....          --          525,000
  Issuance of common stock ............................     1,298,273      1,062,980
  Advances on line of credit ..........................          --          500,000
  Proceeds from notes payable .........................       637,000        400,000
  Payments on notes payable ...........................      (167,790)      (125,000)
  Retirement of debentures ............................          --         (400,000)
                                                          -----------    -----------
      Net cash provided by financing activities .......     1,617,383      2,357,980
                                                          -----------    -----------

Effect of exchange rates ..............................       (31,806)       109,140
                                                          -----------    -----------

Net (decrease) increase in cash .......................      (289,381)       396,345

Cash - beginning of year ..............................       471,883         75,538
                                                          -----------    -----------

Cash - end of year ....................................   $   182,502    $   471,883
                                                          ===========    ===========

Supplemental disclosure of cash flow information

Cash paid for:                      Interest
                                  ----------

    2001                          $     28,123
    2000                          $     12,266

Supplemental disclosure of non-cash activity:

   During 2001, the Company had the following transactions:

     44,444 shares of common stock valued at $16,667 were issued in exchange for consulting services.

     100,000  stock  warrants  valued at $15,958  were  issued in  exchange  for consulting services.

     The Company  assigned a $1,050,000  note payable to Goloil,  which was then repaid from  advances  received  under notes  payable from  affiliate.  The
     Company  recorded the net  reduction of debt of $525,000  ($1,050,000  note payable less 50% share of the  $1,050,000  advances  from  affiliate)  as a reduction to oil and gas properties.

    During 2000, the Company had the following transactions:

     $2,125,000 of debentures  were converted  into  2,682,291  shares of common stock.

     Accrued  interest of $132,157 on  debentures  was  converted  into  475,871 shares of common stock.

     As an inducement to convert the debentures,  384,375 shares of common stock were issued with a value of $178,645, which has been recorded as additional interest expense.

     $477,000 of notes payable was  converted  into  1,590,436  shares of common stock.

     $74,000 of accrued  interest on notes  payable was  converted  into 247,083 shares of common stock.

     500,000  shares  of  common  stock  valued at  $150,000  were  issued as an inducement  to  restructure  $500,000  of  notes  payable,  which  has been recorded as additional interest expense.

     $500,000 of advances under a line of credit  arrangement was converted into
     1,000,000 shares of common stock.

     1,333,940  shares of common stock and a warrant to purchase  450,000 shares of common  stock were issued for  consulting  services,  including  503,725 shares directly related to raising capital.  The shares and warrant related to non-capital raising consulting services were valued at $394,790.

                             TETON PETROLEUM COMPANY

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Teton  Petroleum  Company  (the  Company)  is an oil  and  gas  exploration  and production company whose current focus is on the Russian  Federation.  Since the
Company's  operations are solely focused in the Russian Federation it is subject to certain  risks not  typically  associated  with  companies in North  America, including,  but not limited to,  fluctuations in currency  exchange  rates,  the imposition of exchange  control  regulations,  the possibility of  expropriation decree,  undeveloped  business  practices  and  laws,  and less  liquid  capital markets.

The  exploration and  development of oil and gas reserves  involves  significant financial  risks.  The  ability  of the  Company  to meet  its  obligations  and commitments under the terms and conditions of its licensing agreements and carry out its planned  exploration  activities is dependent upon  continued  financial support from its shareholders,  the ability to develop economically  recoverable reserves,  and its ability to obtain necessary financing to complete development of the reserves.

Should the Company's  licenses be revoked as a result of changes in legislation, title  disputes or failure to comply with license  agreements,  there would be a material write-down of the oil and gas properties. The accompanying consolidated financial  statements do not reflect any adjustments  that may be required under these uncertainties.

The United  States dollar is the  principal  currency of the Company's  business and,  accordingly,  these  consolidated  financial  statements  are expressed in
United States dollars.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Teton
Petroleum  Company  and  its  50%  owned  subsidiary,   Goltech  Petroleum,  LLC
("Goltech")  (Teton  maintained a 100%  interest for periods prior to August 15,
2000)  which  holds  a  70.59%  interest  in  joint  Russian-American   company,
Siberian-Texas Closed Joint-Stock Company - Goloil ("Goloil").  All intercompany accounts and transactions have been eliminated in consolidation.

The  audited  financial  statements  as of  December  31,  2001 and 2000,  as is customary in the oil and gas industry,  reflect a pro-rata  consolidation of the
Company's 50% interest in Goltech Petroleum, LLC. Management believes this to be the most meaningful  presentation as the Company's only significant asset is its investment in Goltech  Petroleum,  LLC.  Accordingly  , the  Company's  share of
Goltech  Petroleum,  LLC's  consolidated  operations reflect 50% from August 15,
2000  forward.  Under  the  pro-rata  consolidation  method we  include  our 50%
pro-rata  share  of  the  assets,  liabilities,  revenues  and  expenses  of the consolidated accounts of Goltech. The intercompany balances of Goltech and Teton do not  fully  eliminate  under  the  pro-rata  consolidation  method,  and  the remaining receivable on Teton's accounts has been included as a component of oil and gas  properties,  as this balance will only be repaid  through net cash flow generated from oil and gas properties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses  during the reporting period. Actual results could differ from those estimates.

Oil and Gas Properties

The Company uses the  successful  efforts  method of accounting  for oil and gas producing  activities.  Costs  to  acquire  mineral  interests  in oil  and  gas properties,  to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved  reserves,  geological and geophysical  costs, and costs of carrying and retaining  unproved  properties are expensed.  The Company also evaluates costs  capitalized for exploratory  wells, and if proved reserves cannot be determined  within one year from  drilling  exploration  wells,  those costs are written-off and recorded as an expense.

Unproved  oil  and  gas  properties  that  are   individually   significant  are
periodically  assessed for impairment of value,  and a loss is recognized at the time  of  impairment  by  providing  an  impairment  allowance.  Other  unproved properties  are  amortized  based  on the  Company's  experience  of  successful drilling and average holding period.  Capitalized costs of producing oil and gas properties,  after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.  Support equipment and other property and equipment are depreciated over
their  estimated   useful  lives.   Currently  the  Company  holds  no  unproved
properties.

On the sale or retirement of a complete unit of a proved property,  the cost and related  accumulated  depreciation,  depletion,  and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized. On the retirement or sale of a partial unit of proved property,  the cost is charged to accumulated  depreciation,  depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an  entire  interest  in an  unproved  property  for cash or cash equivalent,  gain or loss on the sale is recognized,  taking into  consideration the  amount  of any  recorded  impairment  if the  property  had  been  assessed individually.  If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

All of the Company's  oil and gas assets are held in one cost center  located in
Siberia,   Russia.  The  Russian  Federation  (RF)  has  performed   substantial
exploration  efforts on properties on which the Company has received  successful tenders  for  future  exploration  and  development.  As a result,  those  areas accepted  under  tender by the RF are known to contain  proved  reserves and the
Company's efforts are focused on further development of such reserves.

Capitalized  oil and gas property costs are depleted and  depreciated  using the units of  production  method  based on  estimated  proved  gross oil reserves as determined by the Company.  Significant  development  projects are excluded from the  depletion  calculation  prior to  assessment  of the  existence  of  proven reserves that are ready for commercial production.

The net carrying  value of the Company's oil and gas properties is limited to an estimated  net  recoverable  amount.  Net  recoverable  value is  determined  by applying  factors based on historical  experience and other data such as primary lease terms of properties and average holding periods.  If it is determined that the net recoverable value is less than the net carrying value of the oil and gas properties, any impairment is charged to operations.

Inventories

Inventory consists of extracted oil physically in the pipeline prior to delivery for sale, oil held by third parties and various  supplies and spare parts and is valued at their cost of  acquisition  or extraction  and are recorded  using the weighted average method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 5 to 27 years.

Feasibility Study TDA Grants

Grants that are  received for use on oil and gas  properties  are recorded as an offset to expenditures  incurred under the grants.  For the years ended December
31, 2001 and 2000, the Company received the following amounts under grants (Note
5).

                                                                 December 31,
                                                         -------------------------
                                                              2001          2000
                                                         -----------   -----------

Novo-Aganskoye, Kalinovaya and East Kalinovaya           $    37,500   $        -

Eguriakhskoe, South Eguriakhskoe, and Golevoye                    -             -
                                                         -----------   -----------

                                                         $    37,500   $        -
                                                         ===========   ===========

Minority Interest

As the share of minority interest losses exceeds its investment, the Company has recorded 100% of current losses.

Foreign Currency Translation

All assets and liabilities of the Company's  subsidiary are translated into U.S.
dollars using the prevailing exchange rates as of the balance sheet date. Income and expenses are translated  using the weighted  average  exchange rates for the period.  Stockholders'  investments  are translated at the  historical  exchange rates  prevailing  at the time of such  investments.  Any gains or  losses  from
foreign   currency   translation  are  included  as  a  separate   component  of
stockholders'  equity.  The  prevailing  exchange rates at December 31, 2001 and
2000  were  approximately  1 U.S.  dollar to 30.52 and  28.55,  Russian  rubles, respectively.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard
No. 128,  "Earnings Per Share" (FAS 128). All dilutive  potential  common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share are  equivalent  and  accordingly  only  basic loss per share has been presented.

Fair Value of Financial Instruments

The  carrying  amounts  of  financial   instruments   including  cash,  accounts
receivable,  sundry receivables,  accounts payable and accrued liabilities,  and notes payable and convertible debentures  approximated fair value as of December
31, 2001 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of December 31, 2001 because  interest  rates on these  instruments  approximate market interest rates. The Company has no derivative financial instruments.

The Company is exposed to foreign currency risks to the extent that transactions and balances are denominated in currencies  other than the United States dollar.
This risk could be significant for those  transactions and balances  denominated in rubles, as the ruble has experienced significant devaluation in the past.

Reclassifications

Certain  amounts  in  the  2000  consolidated  financial  statements  have  been reclassified to conform to the 2001 presentation.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business  Combinations" and
"Goodwill  and other  Intangible  Assets."  Statement  141 requires all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase  method.  Under the  guidance of Statement  142,  goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test.  Statement 142 is effective for financial  statement  dates beginning after December 15, 2001. Management does not anticipate that this statement will have an impact on the financial statements of the Company.

In August 2001, the FASB issued SFAS No. 143,  "Accounting for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are  capitalized as part of the carrying  amount of the long-lived  asset.
SFAS No. 143 is effective for the Company for fiscal years  beginning after June
15,  2002.  The Company  believes the  adoption of this  statement  will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of  Long-Lived  Assets."  SFAS No. 144 requires  that those  long-lived assets be measured at the lower of carrying  amount or fair value,  less cost to sell,  whether  reported in continuing  operations or  discontinued  operations.
Therefore,  discontinued operations will no longer be measured at net realizable value or include amounts for operating  losses that have not yet occurred.  SFAS
No. 144 is effective for financial  statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

Note 2 - Investments in Goltech Petroleum, LLC

Effective  in August 2000,  the Company  entered  into a  transaction  agreement selling a 50% equity interest in Goltech in exchange for $1,000,000  cash, which was loaned to Goloil for further oilfield development and pipeline construction.
The acquirer  obtained the right to name 50% of the board of managers and became the  general  manager  of  Goltech.  As part of this  agreement  there is also a commitment  by the acquirer to provide up to an  additional  $5,600,000  of debt financing to further  develop the license area and pipeline,  subject to certain conditions. The additional investment made for financing further development and pipeline completion will be repaid from one-half of the production from Goloil's wells.  No gain or loss was  recognized on the  transaction as the proceeds were immediately  reinvested  into the  field  development  and  pipeline  completion project.

The other membership holder (affiliate) to Goltech Petroleum,  LLC (Goltech) has invested  approximately  $ 5,100,000  under the oilfield  development  agreement outside of Goltech and Goloil as of December 31, 2001. These costs are reflected in the  accounts  of another  entity  controlled  by the  affiliate  and are not
reflected   anywhere  in  the  financial   statements  of  the  Company.   These
expenditures  were used to drill and complete four additional wells and complete a pipeline on the Company's  license area that provides the ability to transport oil directly  through this  pipeline  year-round  to other larger  pipelines for ultimate  sale.  The  Company has  compensated  the  affiliate  in the form of a production  payment of  approximately  32,100 tons of oil through  December  31,
2001.  The Company also has the  obligation  to  compensate  the affiliate for a total of 560,000 tons of oil over a seven-year  period for its investments under the oilfield development agreement.

Additionally,  the affiliate has net direct loans in Goloil to of  approximately
$1,540,000,  which  have  been  used  to  help  fund  capital  expenditures  for completion of a processing facility and to help fund other related expenses. The
Company has reflected a 50% of these loans in its financial statements under the pro-rata consolidation method (Note 7).

Note 3 - Property and Equipment

Property and equipment consist of the following:

                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ------------- -------------

Building                                                 $      34,937 $       6,314
Vehicles                                                        57,105        55,712
Computers and equipment                                         24,968        40,025
Well and production equipment                                   29,858        13,168
                                                         ------------- -------------
                                                               146,868       115,219
Less: Accumulated depreciation                                (18,158)       (7,288)
                                                         ------------- -------------
                                                         $     128,710 $     107,931
                                                         ============= =============

Note 4 - Oil and Gas Properties

Varyeganneft JSC Feasibility Study

The Company entered into an agreement with Varyeganneft JSC (VN) on May 23, 1997 to facilitate  the joint  ownership of licenses for the right to use the subsoil for producing oil and gas in the Novo-Aganskoye,  Kalinovaya and East Kalinovaya
license  areas  ("the  Licenses").  VN  currently  possesses  the  licenses  for exploration and development.

The first stage of this  project was to  complete a  feasibility  study of these areas.  This  study  was  funded  from a grant by the  United  States  Trade and
Development Agency (the "TDA") which was received through an entity which one of the Company's  shareholders  is a director (Great Northern Gas or GNG), of which
$250,000 as of December 31, 2001 had been  received by GNG and in turn  provided to the Company.  The study was  completed in 2001. In the event that the project is implemented and a substantial  economic  benefit is reaped,  funds previously advanced  by the TDA may be required  to be  reimbursed.  GNG may be required to reimburse  the TDA in the  form of a  success  fee if  certain  events  occur by
December  31, 2003,  which  include:  taking an equity  position in the project, financing  development of the license area, or obtaining  external financing for development  of the license  area.  Teton would be required to indemnify GNG for any amounts payable to TDA under its agreement with GNG.

Goloil Feasibility Study

The Company has also  received a $300,000  grant from the TDA for a  feasibility study for field  development  and  pipeline  construction.  The Company  expects completion  of the study in 2002 and has  received  $255,000 as of December  31,
2001  under the  grant.  In the event  that the  project  is  implemented  and a substantial economic benefit is reaped, funds previously advanced by the TDA may be required to be  reimbursed.  The Company may be required to reimburse the TDA in the form of a success fee if certain events occur based  substantially on the results of the study by  December  31,  2005,  which  include:  taking an equity position in the project,  financing development of the license area or obtaining external financing for development of the license area.

Goloil License

The Company holds a license for the  Egurlakshkly  license area for  exploration and  production  of oil and gas through its  investment in Goloil (which is held through its 50% owned  subsidiary,  Goltech).  This  license  grants  Goloil the exclusive right to explore and develop an area in Siberia  covering 186.8 square kilometers and includes the  Eguriakhskoe,  South  Eguriakhskoe and Golevoye oil
fields  situated in the  Nizhnevartovsk  Region.  The license expires on May 21,
2022,  subject to additional  extensions as approved by applicable bodies of the
Russian  Federation.  The license  may also be  canceled  by the Company  with a
90-day written notice.

The license  requires Goloil to drill a minimum of five wells over the next four years, conduct an additional seismic survey aggregating 30 square kilometers and evaluate geological data from an area covering 186 square kilometers. Goloil was also required to conduct production tests on six wells between 1997 and 2000. In addition to performing its duties under the license, Goloil must give preference to Russian  environmental and  archeological  laws.  Currently,  the Company has fulfilled its requirements under the license. Management is continuing to pursue completion of future required  performance criteria and believes that there will be no adverse effects on the Company's license.

The  license  requires  Goloil  to pay all taxes  and the  following  additional payments  to the  Russian  government:  (1) 1% of the  cost of  exploration  and evaluation  activities;  (2) 3% of the estimated cost of exploration  operations which are outside of the area  allocated to Goloil under the license  agreement;
(3) 6% of payments for test  production;  and (4) 11% of the cost of  production calculated  on the basis of the costs of extracted  hydrocarbons  plus losses of the product during  production and the amounts exceeding the plan level approved by Russian  authorities.  The form of payment must be agreed upon by the parties three months before the  commencement  of  production  and two months before the beginning  of each year  thereafter.  All  geological  information  obtained  at
Goloil's  expense  will  be  the  property  of  Goloil,   while  all  geological
information  obtained at the expense of the  Russian  government  may be used by
Goloil.  Oil and gas  produced  from the licensed  property,  subject to certain royalty payments, will be the property of Goloil.

DCD Dagestan

In the second  quarter of 2001,  the Company  divested  itself of its subsidiary
Teton Oil, Inc., which holds the remaining DCD Dagestan Licenses.  The shares of
Teton Oil, Inc. were  distributed to two of the Company's  stockholders  and the stockholders also assumed any related obligations  associated with the licenses.
No gain or loss was recorded on the distribution as the net assets of Teton Oil,
Inc. were zero due to the licenses being written down to zero in 1998.

Note 5 - Line of Credit

In April 2000, the Company entered into a merger  agreement with Eurogas,  Inc., which provided a $300,000 cash  non-refundable  payment and a credit facility of
$1,000,000  at 15% interest  upon  signing of the letter of intent.  The Company borrowed 500,000 under this credit facility and  subsequently,  issued 1,000,000 shares of stock, which repaid the outstanding  advances on behalf of the Company as part of an overall  standstill  agreement  with respect to the merger and all related  agreements.  The Company has  recognized  the  $300,000  non-refundable deposit as other income for the year ended  December  31, 2000.  The Company and
Eurogas  have  terminated  all  further  merger   negotiations  and  the  merger
agreement.

Note 6 - Notes Payable

                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ------------- -------------
Note   payable  to  a   shareholder,   interest  at  9%,
principal and interest  payable in monthly  installments
beginning  September  1,  2000 from net  revenue  of oil
production,  or  payable  from  20% of any  distribution
from Goltech  Petroleum,  LLC to the  Company.  The note
was paid in full in 2002.                                $     100,000 $     150,000

Notes   payable  to   shareholders,   interest  at  10%,
 principal and interest payable in monthly  installments
 beginning  September  1, 2000 from net  revenue  of oil
 production,  or  payable  from 30% of any  distribution
 from Goltech  Petroleum,  LLC to the Company.  The note
 was paid in full in 2002.                                     150,000       225,000

Note  payable  to Alfa  Petroleum,  Ltd.  with no stated
 interest  rate,  payable  upon  presentation,  but  not
 earlier   than   December   31,   2001.   The  note  is
 unsecured.  During  2001,  the balance was  assigned to
 Goltech  and  paid  off  by   advances   made  from  an
 affiliate under a note payable (Note 7).                           -      1,050,000

Note payable to shareholder,  interest at 18%, principal
 and interest  payable in January  2002.  Subsequent  to
 year end $200,000 of the balance plus accrued  interest
 on the full  note  balance  was paid and  $250,000  was
 exchanged for 3 year convertible debentures (Note 14).        450,000            -

Note   payable  to   shareholder,   interest  at  8.28%,
 principal   and  interest   payable  in  January  2002.
 Balance was paid in full in 2002.                              50,000            -

Note   payable  to  an   officer,   interest  at  8.28%,
 principal   and  interest   payable  in  January  2002.
 Balance was paid in full in 2002.                              94,210            -
                                                         ------------- -------------
                                                               844,210     1,425,000

 Less: current portion                                        (594,210)   (1,262,298)
                                                         ------------- -------------
                                                         $     250,000 $     162,702
                                                         ============= =============

Subsequent to year end, the March 1, 2002 principal payments on the $100,000 and
$150,000  notes  payable to  shareholders  were  extended to April 15, 2002.  In exchange for this  extension,  the holders were issued  125,000  stock  purchase warrants,  with an exercise price of $0.50 that expire February 2004, which have been  valued at $ 14,469  using the Black  Scholes  option  pricing  model  with assumptions of volatility of 100%,  risk free rate of 5.5 and no dividend yield.
These  extensions  will be  recorded in the first  quarter of 2002 as  financing costs.

Additionally,  in the first  quarter of 2002,  the due dates of the $450,000 and the $50,000  notes  payable were  extended by the holders to April 15, 2002.  As consideration  for this  extension the Company  agreed to modify the  expiration dates of certain  warrants  previously held by the note holders from October 31,
2002  to  January  31,  2003.  These  extensions  were  valued  based  upon  the incremental fair value of the warrants on the date of modification which totaled approximately  $32,000.  The  values  were  calculated  using the Black  Scholes option-pricing model under the assumptions  described in the previous paragraph, and will be recorded in the first quarter of 2002, the quarter the modifications occurred.

During  2000,  a $77,000  note  payable  plus  approximately  $74,000 of accrued interest on $577,000 of notes was converted  into 256,227 and 247,083  shares of common stock, respectively.

Also during 2000, the Company issued  $400,000 of notes payable to  shareholders with interest at 18%, which were subsequently converted into 1,334,208 shares of common stock.

The Company also issued 500,000 shares as an inducement to restructure  $500,000 of notes  payable.  The common stock was valued at $150,000 ($.30 per share) and has been recorded as interest expense in 2000.

Note 7 - Notes Payable - Subsidiary

The following  notes  reflect the Company's 50% pro-rata  share of advances made into Goloil from an affiliate. These advances are obligations of Goloil and have not been guaranteed by Teton Petroleum.

                                                                 December 31,
                                                         -----------------------------
                                                              2001          2000
                                                         -------------   -------------

The Company  received  advances on notes payable from an
 affiliate  of the other  membership  holder in Goltech.
 The  proceeds  were  used  to  pay  certain   operating
 expenses  and  capital  expenditures  of Goloil.  These
 notes  provide  for  interest  ranging  from 8% to 11%,
 with quarterly  interest  payments,   maturing  through
 December 2002. These notes are secured by substantially
 all Goloil assets.                                      $     769,900   $     395,000
                                                         -------------   -------------

  Less: current portion                                       (769,900)            -
                                                         -------------   -------------
                                                         $          -    $     395,000
                                                         =============   =============

Note 8 - Stockholders' Equity

On January 3, 2001, the Stockholders of the Company approved an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000.

Common Shares Issued for Service

During the years ended December 31, 2001 and 2000,  44,444 and 1,333,940  common shares were issued for  consulting  services,  respectively,  including  503,725 shares in 2000 directly related to raising capital.

During 2000, the shares and a non-plan  stock option to purchase  450,000 shares related to non-capital raising consulting services were valued at $313,059.  The common shares have been recorded at fair value on the date of issuance  based on their  relative  trading  prices.  The  valuation  methodology  for the  450,000 non-plan stock option is described below under stock options.

In connection  with a consulting  agreement,  the Company agreed to issue 80,000 shares of stock during the second quarter of 2002 for services  provided in 2001 valued at  $20,000.  The  Company  has  accrued a  liability  for this amount at
December 31, 2001.

Convertible Debentures

In October 2000 the Company received $500,000 from the issuance of a convertible debenture to a shareholder of the Company.  The debenture had a term of one year and provided for interest at 20% per annum  payable at maturity.  The  debenture also provided that if the Company  elected not to redeem it for cash, the holder may convert the debenture and accrued interest of $100,000 into 2,000,000 shares of common stock (a $.30 conversion  rate). The debenture and accrued interest of
$14,247  were  converted  into  1,666,666  and  47,488  shares of common  stock, respectively.

The Company  also issued a $25,000  debenture  during 2000,  which  provided for interest  at 20% per  annum  and is  convertible  into  common  stock in  $1,000 principal  increments  at $1.60 per common  share.  The Company could redeem the debenture at any time without  penalty.  The debenture was converted into 83,333 shares of common  stock  under a revised  conversion  rate of $.30,  the current market price at the date of conversion.  The 67,708 of additional  shares issued under the  revised  conversion  rate were  valued at  $20,312  and  recorded  as additional interest expense in 2000.

The Company retired  $400,000 of the $2,000,000  debentures by paying cash, with the other  $1,600,000  of  debentures  being  converted by issuing  1,000,000 of common stock.  The Company also  converted  $117,910 of accrued  interest on the debentures into 428,383 shares of common stock.  The Company also issued 316,666 shares of common stock as an  inducement to convert the  debentures.  The shares were  valued at $.50 per share the  market  price of the  Company's  stock for a total value of $158,333.

Common Share Purchase Warrants

During 2000, the Company issued  1,000,000  warrants to the Company's  president for services,  which exercise prices range from $0.40 - $1.00 and expire October
31, 2005. The Company repriced 1,962,400  outstanding stock purchase warrants to reflect an exercise  price of $0.40.  Included in these  repriced  warrants  are
600,000,  which were modified to officers, and directors during 2000, which were required to be treated under variable stock option plan accounting. As a result, the Company  recorded  $30,000 for stock  based  compensation  based on the then
December 31, 2000 market price less the respective  exercise price. During 2001, this expense was reversed due to a decline in the Company's stock price.

During 2001, the Company issued  3,466,772  warrants in connection  with private placement  offerings  with an exercise price of $0.41 and expire between May 15,
2006 and August 15, 2006.  Also, the Company issued 100,000  warrants to a third party for consulting services.  The warrants have an exercise price of $0.41 and expire  September 9, 2006.  The warrants  were valued at $15,958 using the Black
Scholes  option pricing model with  assumption of volatility of 100%,  risk free rate of 5.5 and no dividend yield.

The following table presents the activity for warrants outstanding:

                                                                          Weighted
                                                                           Average
                                                                          Exercise
                                                              Shares        Price
                                                           ------------ ------------

Outstanding - December 31, 1999                               2,237,613 $       0.60
      Granted                                                 1,000,000         0.20
                                                           ------------ ------------

Outstanding - December 31, 2000                               3,237,613         0.61
      Granted                                                 3,566,772         0.22
      Forfeited/canceled                                      (275,213)         0.17
                                                           ------------ ------------

Outstanding - December 31, 2001                               6,529,172 $       0.44
                                                           ============ ============

The  following   table  presents  the   composition  of  options   outstanding  and
exercisable:

                                               Shares Outstanding
                                           --------------------------
         Range of Exercise Prices             Number        Price*        Life*
-----------------------------------------  ------------  ------------ ------------
      $0.40 - 0.41                            6,029,172  $       0.37         3.19
      $0.75 - 1.00                              500,000          0.07         0.29
                                           ------------  ------------ ------------

Total - December 31, 2001                     6,529,172  $       0.44         3.48
                                           ============  ============ ============

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly,  no  compensation  cost has been  recognized  for the stock  option plans. Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards consistent with the provisions of
SFAS No. 123, the  Corporation's  net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

                                                            For the Years Ended
                                                                 December 31,
                                                         --------------------------
                                                              2001          2000
                                                         ------------  ------------

Net loss - as reported                                   $ (1,657,608) $ (3,065,869)
Net loss - pro forma                                       (1,657,608)   (3,469,968)
Basic loss per common share - as reported                       (0.06)        (0.17)
Basic loss per common share - pro forma                         (0.06)        (0.20)

The fair value of each  warrant  grant is  estimated on the date of grant using the
Black-Scholes    option-pricing   model   with   the   following   weighted-average
assumptions used:

                                                              For the Years Ended
                                                                 December 31,
                                                         -------------------------
                                                              2001          2000
                                                         -------------  ----------

Approximate risk free rate                                    -%           5.50%
Average expected life                                       - years       5 years
Dividend yield                                                -%            -%
Volatility                                                    -%          100.00%

Estimated fair value of total options granted                 $-         $404,099

Stock Options

The  Company  maintains  a stock  option  plan for the  issuance  of  options to directors,  officers,  employees and consultants to the Company. The Company has reserved 1,950,000 shares for issuance under the plan.

During 2000,  the Company  issued  non-plan  stock  options to purchase  450,000 shares of common stock at an exercise  price of $0.40 and a term of one year for
consulting  services.   The  stock  option  was  valued  at  $42,194  using  the
Black-Scholes option-pricing model. The assumptions used in calculating the fair value  of the  stock  option  issued  include  dividend  yield  of 0%,  expected volatility of 100%, discount rate of 5.5% and an expected life of 1 year.

During 2000,  all stock  options were  repriced to reflect an exercise  price of
$0.40.

Stock Options

The following table presents the activity for stock option's outstanding:

                                                                          Weighted
                                                                           Average
                                                                          Exercise
                                                             Shares         Price
                                                         ------------- -------------

Outstanding - December 31, 1999                                360,000 $        3.75
      Issued                                                   690,000          0.82
      Forfeited/canceled                                      (600,000)        (2.13)
                                                         ------------- -------------

Outstanding - December 31, 2000                                450,000          0.40
      Forfeited/canceled                                      (450,000)        (0.40)
                                                         ------------- -------------

Outstanding - December 31, 2001                                     -  $          -
                                                         ============= =============

Note 9 - Related Party Transactions

During the years ended  December 31, 2001 and 2000, $0 and $276,000 was expensed for  consulting  services  provided by a company  owned by the  President of the
Company, respectively.

Note 10 - Income and Other Taxes

The Company has incurred  losses since inception and, as a result of uncertainty surrounding the use of those net operating loss carryforwards,  no provision for income taxes has been recorded.

The  Company has net  operating  loss  carryforwards  for U.S.  tax  purposes of approximately  $5,309,000,  which expire  between 2012 and 2021, if unused,  and have been fully reserved by a valuation allowance.

Taxes  payable are tax  liabilities  of its  Russian  subsidiary,  Goloil  (held through its 50% owned  subsidiary  Goltech).  Tax payments made by Goloil to the
Russian government include profits tax,  value-added tax ("VAT"),  payroll taxes and property taxes.

Note 11 - Commitments and Contingencies

Contingencies

There is  currently  a high level of  political  and  economic  instability  and uncertainty in the Russian  Federation.  As a result of the financial  crisis in
August  1998,  all  financial  markets  were  subject  to  significant  downward adjustments.  The national  currency was severely devalued during the crisis and continued to deteriorate through the end of the year. The Russian banking system suffered  significant  liquidity  problems  and several  large  Russian  banking institutions  stopped  operations and/or  experienced  significant  losses.  The
Russian Government  defaulted on, and announced a restructuring of, its internal debt  due  to a  lack  of  funds  and  is  likely  to  seek  forgiveness  and/or restructuring of its external debt.

The taxation system in Russia is evolving as the central  government  transforms itself from a command to a market-oriented  economy. There were many new Russian
Federation  and  Republic  taxes  and  royalty  laws  and  related   regulations
introduced  over the last few years.  Many of these were not clearly written and their application is subject to the  interpretation of the local tax inspectors,
Central Bank  officials and the Ministry of Finance.  Instances of  inconsistent interpretation  between local,  regional and federal tax authorities and between the Central Bank and Ministry of Finance are not unusual.  The current regime of penalties and interest related to reported and discovered  violations of Russian laws, decrees and related regulations are severe. Penalties include confiscation of the amounts at issue (for tax law violations),  as well as fines of up to 40%
of the unpaid taxes. Interest is assessable at rates of up to 0.1% per day. As a result,  penalties  and interest can result in amounts that are multiples of any unreported taxes.

The Company's  policy is to accrue  contingencies  in the  accounting  period in which a loss is deemed  probable and the amount is reasonably  determinable.  In this regard,  because of the  uncertainties  associated with the Russian tax and legal  systems,  the ultimate  taxes as well as penalties and interest,  if any, assessed may be in excess of the amounts paid to date and accrued as of December
31, 2001.

Management believes based upon its best estimates,  that the Company has paid or accrued  all taxes that are  applicable  for the current  and prior  years,  and compiled with all essential  provisions of laws and  regulations  of the Russian
Federation. In management's opinion, the ultimate determination of the Company's overall tax liability to the extent not previously provided for, will not have a material effect on the financial position of the Company.

The Company may be subject to loss  contingencies  pursuant to Russian  national and regional  environmental claims that may arise for the past operations of the related  fields,  which it  operates.  As Russian  laws and  regulations  evolve concerning environmental  assessments and cleanups, the Company may incur future costs,  the amount of which is currently  indeterminable  due to such factors as the current state of the Russian regulatory process, the ultimate  determination of responsible parties associated with these costs and the Russian  government's assessment  of  respective  parties'  ability to pay for those costs  related to environmental reclamation.

The Company's  operations and financial position will continue to be affected by
Russian political  developments including the application of existing and future legislation,  regulations and claims pertaining to production, imports, exports, oil and gas regulations and tax regulations.  The likelihood of such occurrences and their effect on the Company could have a significant impact on the Company's current  activity and its overall  ability to continue  operations.  The Company does not believe that these contingencies, as related to its operations, are any more significant than those of similar enterprises in Russia.

Commitments

In  1997,  the  Company  entered  into  an  agreement  with  Geoservice  LTD for geological consulting services in the amount of $60,000 per year for a five-year period ending in 2002.

The Company has employment  agreements with its president and secretary  through
May 31,  2005 and  December  1, 2002,  respectively,  which  provide for certain salaries as specified  and other  related  matters and may be  terminated by the written consent of the employees prior to expiration.

Note 12 - Supplemental Oil and Gas Disclosures

The following is a summary of costs incurred in oil and gas producing activities:

                                                             For the Years Ended
                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ------------- -------------

Property acquisition costs                               $          -  $          -
Development costs                                              322,398       679,306
                                                         ------------- -------------

       Total                                             $     322,398 $     679,306
                                                         ============= =============

The following  reflects the Company's  capitalized costs associated with oil and gas producing activities:

                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ------------- -------------

Property acquisition costs                               $     595,558 $     618,563

Development costs (1)                                          679,679       943,160
                                                         ------------- -------------
                                                             1,275,237     1,561,723
Accumulated depreciation, depletion, amortization and
 valuation allowances                                         (106,137)      (71,694)
                                                         ------------ --------------

Net capitalized costs                                    $   1,169,100 $   1,490,029
                                                         ============= =============

(1) 2001  development  costs  reflect a net reduction of $525,000 to oil and gas properties for the repayment of debt by an affiliate which has been treated as a recovery on investment in the property.

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing  activities  (excluding general and administrative expense, and interest expense) are presented as follows:

                                                             For the Years Ended
                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ------------- -------------

Oil and gas sales                                        $   1,625,352 $   1,675,206
Production costs                                            (1,564,039)   (1,439,481)
Depletion, depreciation and amortization                       (45,313)      (34,658)
                                                         ------------- -------------

Results of operations from oil and gas producing
 activities                                              $      16,000 $     201,067
                                                         ============= =============

Proved oil and gas reserves are the estimated  quantities of crude oil,  natural gas, and natural gas liquids which  geological and engineering  data demonstrate with  reasonable  certainty  to  be  recoverable  in  future  years  from  known reservoirs under existing economic and operating conditions.  Proved development oil and gas  reserves  are  those  reserves  expected  to be  recovered  through existing wells with existing equipment and operating  methods.  The reserve data is based on studies prepared by an independent engineer.  All proved reserves of oil and gas at December 31, 2001 are located in Russia.

The  supplemental  oil and gas  disclosures  relating  to net proved oil and gas reserves  and the  standardized  measure  of future  net cash  flow and  changes thereto, have been restated to exclude  approximately  12,400,000 bbls (2000) as proved reserves due to questions  concerning the sufficiency and completeness of data used to establish that certain reserves  recoverable by secondary  recovery methods were "proved."

The following  table presents  estimates of the Company's net proved oil and gas reserves:

                                                  December 31,
                                          ----------------------------
                                              2001 (1)      2000 (1)
                                          -------------  -------------

Proved reserves (bbls), end of period        40,174,000(2)   8,500,000
                                          =============  =============

Proved developed reserves (bbls), end of
period                                        5,493,000(2)   1,300,000
                                          =============  =============

(1)Includes  approximately  a 30%  minority  interest  share of the  reserves in
Goloil.

(2)Proved  developed reserves have been reduced by 650,000 bbls out of the total
1,950,000  bbls  of  Tetons  share  of the  production  payment.  The  remaining production  payment  quantity  of  1,300,000  barrels of Teton's  share  assumes payment from proved undeveloped properties to be developed in the future.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

SFAS No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated  proved  reserves.  The
Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future  production and development  costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be  produced.  Estimated  future  income  taxes are  computed  using  current statutory income tax rates for those countries where production occurs including consideration  for estimated  future  statutory  depletion and tax credits.  The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the  Financial  Accounting  Standards  Board and,  as such,  do not  necessarily reflect the Company's  expectations for actual revenues to be derived from those reserves  nor their  present  worth.  The  limitations  inherent  in the reserve quantity estimation process, as discussed previously,  are equally applicable to the standardized  measure  computations  since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves  based on the  standardized  measure  prescribed  in
Statement of Financial Accounting Standards No. 69.

                                                                 December 31,
                                                         -----------------------------
                                                            2001 (1)       2000 (1)
                                                         -------------  --------------

Future cash inflows                                      $ 483,405,000  $ 204,287,000

Future production costs                                   (272,150,000)   (82,301,000)

Future development costs                                   (45,600,000)   (11,137,000)

Future income tax expense                                  (57,394,000)   (43,869,000)
                                                         -------------  --------------
Future net cash flows (undiscounted)                       108,261,000     66,980,000
Annual  discount  of 10% for  estimated  timing  of cash
 flows                                                     (67,899,000)   (25,380,000)
                                                         -------------  --------------

Standardized measure of future net discounted cash flows $  40,362,000  $  41,600,000
                                                         =============  ==============

(1)Includes  approximately  a 30%  minority  interest  share of the  reserves in
Goloil.

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                              For the Years Ended
                                                                  December 31,
                                                           --------------------------
                                                             2001 (1)      2000 (1)
                                                           ------------  ------------
Standardized measure, beginning of period, December 31,
 2000 and 1999                                             $ 41,600,000  $ 63,400,000
Net changes in prices and production costs                  (33,421,000)   24,650,000
Future development costs                                   (109,233,000)    2,400,000
Revisions of previous quantity estimates                    142,299,000    (4,409,000)
Sale of reserves in place                                            -    (34,952,000)
Accretion of discount                                         4,160,000     4,724,000
Changes in income taxes, net                                 (5,043,000)  (14,213,000)
                                                           ------------  ------------

Standardized  measure,  end of period,  December  31, 2001
 and 2000                                                  $ 40,362,000 $ 41,600,000
                                                           ============ ============

(1)Includes approximately a 30% minority interest share of the reserves in Goloil.

Note 13 - Subsequent Events

Private Placement of Convertible Debentures

During the first  quarter of 2002 under a private  placement,  the Company began selling three year convertible debentures in increments of $1,000 investments to raise up to a maximum of $5,000,000 in proceeds. The debentures bear interest at
10% which can be paid in cash or shares at a defined  value of $.25 per share at the election of the holder,  and are also  immediately  convertible  into common stock at $.25 per share. The debentures also include warrants to purchase common stock and have an exercise price of $.50 and a term of two years. Each debenture holder  will  receive  one  warrant  for  each  $.25 of  investment  made in the debentures.  The Company had raised total proceeds of $777,000 through March 22,
2002 under the private  placement.  As a result of the  in-the-money  conversion features contained in the debentures, and the warrants issued in connection with the convertible debt the Company will be recording additional non-cash financing costs on the debt. The intrinsic value of the  in-the-money  conversion  feature will be recorded as expense as the debentures are issued.  The calculated  value of the warrants using the Black-Scholes option pricing model will be recorded as a  discount  on  the  debt  and  amortized  over  the  contractual  life  of the
debentures.   Accordingly,  the  Company  may  experience  significant  non-cash financing charges being recorded to future results of operations.

Item 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers, Directors, and Significant Employees

Directors,  executive  officers,  and  significant  employees  of  Teton,  their respective ages and positions with Teton are as follows:

      Name                          Age               Position

      H. Howard Cooper              45                Director and President
      Thomas L. Di Grappa           48                Director and Vice President
      William D. Kennedy            82                Director
      Thomas F. Conroy              63                Chief Financial Officer and
                                                      Secretary

H. Howard Cooper. Mr. Cooper founded American Tyumen in November 1996. He served as a director and  president of American  Tyumen until the merger with EQ. Since the  merger,  he has held these same  positions  with Teton.  In 1994,  he was a consultant to Central Asian Petroleum,  an oil and gas company located in Russia and Peak Energy, an oil and gas company located in Denver,  Colorado. Mr. Cooper has a  bachelor's  degree from the  University  of  Colorado  in business  and a master's degree from Columbia University in international affairs.

Thomas L. Di Grappa.  Mr. Di Grappa  served as a director and vice  president of
American  Tyumen  from its  inception  until the  merger  with EQ. He has been a director  and Vice  President  of Teton since the  merger.  During the past five years, Mr. Di Grappa's principal occupation has been as a director and president of Great Northern Gas Company,  a company engaged in oil and gas exploration and production,  principally  in the  Rocky  Mountain  area.  Mr.  Di  Grappa  has a bachelor's degree from the University of Colorado in business.

William D.  Kennedy.  Mr.  Kennedy  has served as a director  of Teton since the merger. Mr. Kennedy has been an independent oil operator since 1948. In the past five years,  Mr. Kennedy has been engaged in  independent  investment in oil and gas properties and has acted as a principal of Perm Corporation,  which operates and  purchases  domestic oil and gas  properties,  principally  in the southwest
United  States.  He has a  bachelor's  degree  from the  University  of Texas in business administration.

Thomas F. Conroy.  Mr. Conroy was appointed chief financial  officer of Teton on
March 7, 2002 and secretary on April 2, 2002. Since February 1, 2002, Mr. Conroy
is a member of  Mann-Conroy-Eisenberg  & Associates LLC, an insurance consulting firm.  He is also the manager  and owner of  Strategic  Reinsurance  Consultants
International  LLC, a specialty  consulting and brokerage  practice for life and related  reinsurance  programs,  which he started in July 2001.  From 1974 until
June 2001, he was employed in various  capacities by ING.  Since 1978, he served as an officer of ING and an officer and  director of various  subsidiaries.  His responsibilities  included  building  ING's  reinsurance  business  and  pension business,  as well as chief  financial  officer of ING - Security Life of Denver
Insurance  Company.  Mr. Conroy has an MBA from the  University of Chicago and a
BSC (Accounting) from DePaul University. He is a CPA.

All  directors  serve as directors for a term of one year or until his successor is elected and  qualified.  All officers  hold office until the first meeting of the board of directors after the annual meeting of  stockholders  next following his  election or until his  successor  is elected and  qualified.  A director or officer may also resign at any time.

Compliance with Section 16(b) of the Exchange Act.

Based solely on our review of Forms 3, 4, and 5, and  amendments  thereto  which have been  furnished to us, we believe  that during the year ended  December 31,
2001 all of our officers,  directors,  and beneficial owners of more than 10% of any class of equity securities,  timely filed, reports required by Section 16(a)
of the Exchange Act of 1934, as amended.

Item 10.  EXECUTIVE COMPENSATION.

The following table sets forth information  concerning the compensation received by Mr. Howard Cooper,  the President of Teton, who serves as its chief executive officer for the last three fiscal years:

                           Summary Compensation Table

      Name and                                                     Securities
 Principal Position                 Year           Salary     Underlying Options
-------------------               --------       -----------  ------------------

H. Howard Cooper, President         2001        $210,000(1)           --
                                    2000        $17,000(2)(3)         --
                                    1999        (3)                1,000,000
------------

(1)  $180,907 of which was paid in 2001.  The balance,  $29,093,  was accrued in
     2001 but not paid.
(2)  Such amount was accrued in 2000 and paid in January 2001.  Compensation  is for one month's services.
(3)  Prior to December 2000,  Teton did not pay any cash  compensation to any of its officers. However, pursuant to an unwritten consulting arrangement with
     Taimen  Corporation,  a corporation  owned by Mr. Cooper,  and of which Mr.
     Cooper and his spouse were the sole  employees,  Teton paid Taimen $247,000 and $128,560, respectively, during the fiscal years ended December 31, 2000 and 1999, for management and related services.

Stock Options.

During the year ended  December 31, 2001, Mr. Cooper did not exercise any of his stock options. Based on the average of the high and low bid for our common stock on December 31,  2001,  as of December  31,  2001,  Mr.  Cooper did not hold any in-the-money stock options.

Employee Pension, Profit Sharing or Other Retirement Plans.

The Company does not have a defined benefit,  pension plan,  profit sharing,  or other retirement plan.

Compensation of Directors.

The Company does not pay a director's  fee to its  directors.  In the  Company's sole  discretion,  the  Company  may issue  stock  options  or  warrants  to its directors.

Employment Contracts.

Teton and Mr. Cooper entered into a new employment  agreement,  effective May 1,
2002. The employment  agreement is for a three year term. Mr.  Cooper's  initial salary under the agreement is $13,333 per month. In the board's  discretion,  he may receive additional bonus compensation. Mr. Cooper's employment is terminated immediately upon his death or permanent disability. Teton may also terminate Mr.
Cooper's  employment  immediately  for cause,  as defined in the agreement.  Mr.
Cooper may terminate his employment  immediately for good reason,  as defined in the  agreement.  Additionally,  either  Teton or Mr.  Cooper may  terminate  Mr.
Cooper's  employment  upon 60 days  prior  written  notice  to the  other.  Upon termination of Mr. Cooper's employment without cause by Teton or for good reason by Mr.  Cooper,  Mr.  Cooper is entitled to severance  pay. The severance pay is equal to Mr. Cooper's salary for the preceding 24 months.  Such severance may be paid in monthly installments over 24 months from the date of termination.  Teton
may   discontinue   the   severance   payments  if  Mr.   Cooper   violates  the
confidentiality, noncompetition, or nonsolicitation provisions of his employment agreement.  After the third year,  the agreement is  automatically  renewed from year to year, unless it is terminated as provided above.

Mr. Cooper's new agreement will replace the employment agreement dated effective
December  1,  2000  (the  "2000  Employment  Agreement").  The  2000  Employment
Agreement  provided  for an initial  term of two years and an initial  salary of
$17,500 per month.  The 2000  Employment  Agreement  also provided that upon the termination of Mr. Cooper without his consent,  except for terminations  related to a criminal conviction, death, disability, incapacity, bankruptcy, insolvency, gross  negligence,  gross  dereliction  of duty, or gross  misconduct,  that Mr.
Cooper was entitled to a lump sum payment equal to three months salary, based on the salary being paid to Mr. Cooper at the date of termination.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables sets forth, as of March 25, 2002, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers,  (c) our directors and executive officers as a group,  without  naming  them,  and (d)  persons  or  groups  known by us to own beneficially 5% or more of our common stock:

      Name and Address                    Amount and Nature of       Percent
      of Beneficial Owner                 Beneficial Ownership       of Class
---------------------------------    ---------------------------- -------------

      H. Howard Cooper                   2,821,735(1)                 9.5
      2135 Burgess Creek Road
      Suite #7
      P.O. Box 774327
      Steamboat Springs, CO 80477

      Thomas F. Conroy                     133,332(2)                 .05
      3825 S. Colorado Blvd.
      Denver, CO 80110

      Thomas L. Di Grappa                1,623,750(3)                 5.5
      621 - 17th Street, Suite 2150
      Denver, CO 80293

      William D. Kennedy                   529,362(4)                 1.8
      550 West Texas Avenue
      Suite 1225
      Midland, TX 79701

      Perm Corporation                   2,064,512(5)                 7.2
      505 North Big Spring
      Suite 301
      Midland, TX 79701

      All executive officers and         5,108,179(6)                16.7
      directors as a group (4 persons)
----------

(1)  Includes  the right to  acquire,  currently,  or within 60 days,  1,086,250 shares of common stock.
(2)  Such shares are held by Conroy and Co., a company  owned by Mr.  Conroy and his wife.  Includes  the right to  acquire,  currently,  or within 60 days,
     53,333 shares of common stock  pursuant to the exercise of a stock purchase warrant  and  44,444  shares  of common  stock  pursuant  to a  convertible debenture.
(3)  Includes the right to acquire, currently, or within 60 days, 513,750 shares of common  stock.  Also,  includes the shares of common stock held by Great
     Northern  Gas Co.,  a company  of which Mr.  Di Grappa is  president  and a director.
(4)  Includes the right to acquire, currently, or within 60 days, 395,800 shares of common stock.  Does not include the shares held by Perm  Corporation,  a company of which Mr. Kennedy is a director and which Mr. Kennedy  disclaims beneficial ownership.
(5)  Does not include the shares held by William D. Kennedy, a director of Teton who is also a director of Perm Corporation.
(6)  Includes  the right to  acquire,  currently,  or within 60 days,  2,093,577 shares of common stock.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Involving Mr. Howard Cooper and Ms. Anna Cooper.

Mr. Cooper and Teton have entered into an  employment  agreement.  Mr.  Cooper's employment  agreement  with Teton is  discussed  at  "EXECUTIVE  COMPENSATION  -
Employment Contracts."

Ms.  Anna R.  Cooper,  Mr.  Cooper's  wife,  is in the second year of a two year employment  agreement  with Teton.  The employment  agreement  provides that Ms.
Cooper's  initial  salary is $6,500  per  month.  After the  initial  term,  the agreement is  automatically  renewed from year to year, with such changes agreed by the parties, unless terminated by either party upon 90 days prior notice. The agreement provides that upon the termination of Ms. Cooper's  employment without her consent,  except for terminations related to a criminal  conviction,  death,
disability,   incapacity,   bankruptcy,   insolvency,  gross  negligence,  gross
dereliction of duty, or gross misconduct,  that Ms. Cooper is entitled to a lump sum payment equal to three months salary,  based on the salary being paid to Ms.
Cooper at the date of termination.

Prior to  December  1, 2000,  Teton had a  consulting  arrangement  with  Taimen
Corporation,  to provide Teton with  consulting  and  management  services.  Mr.
Cooper was the director and president of Taimen Corporation.  Mr. Cooper and Ms.
Cooper were the sole employees of Taimen.  Teton paid Taimen a total of $247,000 during the fiscal year ended  December  31, 2000 and a total of $128,560 for the fiscal year ended December 31, 1999.

In 2001, Mr. Cooper loaned $137,000 to Teton. Such loan,  together with interest at 8.28% per annum was due on  February  1,  2002.  The due date was  subsequent extended to April 15, 2002, and was paid in full in April 2002.

Management  believes that the terms of these  transactions  with its  management were at least as favorable to the Company as those terms which the Company could have obtained from unrelated third parties through arms-length negotiations.

Transactions Involving William Kennedy and Perm Corporation.

Teton has outstanding  loans from William  Kennedy,  John Dorn, and Arden Grover
(the "KDG Loan") and Perm  Corporation  (the "Perm Loan").  The due date for KDG
Loan and Perm Loan is August 1,  2002.  As of March 31,  2002,  the  outstanding principal balance on the KDG Loan was $75,000 and the outstanding balance on the
Perm Note was $50,000.

Effective  February  15,  2002,  the  terms of the KDG Loan and Perm  Loan  were modified.  Such modifications  included extending a principal  reduction payment due on or before  February  20,  2002,  and  provided  for a partial  payment on
February 15, 2002, with the balance of the principal reduction payment due April
15, 2002. In connection  with such  modification,  Teton issued to Mr. Kennedy a stock purchase warrant to purchase 41,667 shares of Teton's common stock.  Teton also issued to Mr. Dorn and Mr.  Grover  stock  purchase  warrants to purchase a total of 83,333 shares of Teton's  common  stock.  The warrants have an exercise price of $.50 per share and expire in five years.

In 2000,  in  connection  with  modifications  changing  the  payment  terms and security  for the KDG Loan and Perm Loan,  Teton  issued  500,000  shares of its common stock to Perm Corporation.

Messrs. Kennedy, Dorn, and Grover are directors of Perm Corporation. Mr. Kennedy is also a director of Teton.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibit No.       Description

3.1.1             Certificate of Incorporation of EQ Resources Ltd
                  incorporated by reference to Exhibit 2.1.1 of Teton's Form
                  10-SB, filed July 3, 2001.

3.1.2             Certificate of Domestication of EQ Resources Ltd
                  incorporated by reference to Exhibit 2.1.2 of Teton's Form
                  10-SB, filed July 3, 2001.

3.1.3             Articles of Merger of EQ Resources Ltd. and American-Tyumen
                  Exploration Company incorporated by reference to Exhibit
                  2.1.3 of Teton's Form 10-SB, filed July 3, 2001.

3.1.4             Certificate of Amendment of Teton Petroleum Company
                  incorporated by reference to Exhibit 2.1.4 of Teton's Form
                  10-SB, filed July 3, 2001.

3.1.5             Certificate of Amendment of Teton Petroleum Company
                  incorporated by reference to Exhibit 2.1.5 of Teton's Form
                  10-SB, filed July 3, 2001.

3.2               Bylaws, as amended, of Teton Petroleum Company (filed herewith).

10.1              Employment Agreement, dated May 1, 2002, between Teton
                  Petroleum Company and H. Howard Cooper (filed herewith).

21.1              List of Subsidiaries (filed herewith).

Reports on Form 8-K.

We did not file any reports on Form 8-K during our fourth quarter of 2001.

                                  SIGNATURES

In accordance  with Section 13 or 15(d) of the Securities  Exchange Act of 1934,
the  Registrant  duly  caused  this  report to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                          TETON PETROLEUM COMPANY, INC.

Date:  April 15, 2002                     By:   /s/ H. Howard Cooper
                                          H. Howard Cooper, President (Chief
                                          Executive Officer) and Director

Date:  April 15, 2002                     By:  /s/ Thomas F. Conroy
                                          Thomas F.  Conroy,  Chief  Financial
                                          Officer (Principal Financial Officer)

Date:  April 15, 2002                     By: /s/ Thomas L. Di Grappa
                                          Thomas L. Di Grappa, Director

Date:  April 15, 2002                     By:/s/ William D. Kennedy
                                          William D. Kennedy, Director