Form 10QSB
period 2002-03-31
TETON PETROLEUM CO
filed 2002-06-21
CIK 1131072

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)
[  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
[X]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM January 1, 2002 TO March 31, 2002

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
requirements for the past 90 days.              Yes     X                     No
                                                      -----                      -----

Applicable only to corporate issuers:

As of June 14, 2002, 28,488,557 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format:        Yes ___ No     X
                                                                 -------

                                  TETON PETROLEUM COMPANY

                               PART I. FINANCIAL INFORMATION

                                     Table of Contents

Unaudited Consolidated Financial Statements

     Unaudited Consolidated Balance Sheet
     March 31, 2002

     Unaudited Consolidated Statements of Operations and Comprehensive Loss
     Three months ended March 31, 2002 and 2001

     Unaudited Consolidated Statements of Cash Flows
     Three months ended March 31, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

                                  TETON PETROLEUM COMPANY

                                 Consolidated Balance Sheet

                                                             March 31,
                                                               2002
                                                           -------------
                                                            (Unaudited)

Current assets
  Cash                                                     $     444,494
  Accounts receivable                                             55,000
  Accounts receivable - affiliate                                387,000
  Accounts receivable - other                                     65,500
  Inventory                                                      189,500
  Prepaid expenses and other assets                               34,000
                                                           -------------
      Total current assets                                     1,175,494
                                                           -------------

Non-current assets
  Oil and gas properties, net (successful efforts)             1,076,124
  Fixed assets, net                                              128,710
                                                           -------------
      Total non-current assets                                 1,204,834
                                                           -------------

Total assets                                               $   2,380,328
                                                           =============

Current liabilities
  Accounts payable and accrued liabilities                 $   1,762,703
  Current portion of notes payable advances from
    affiliate                                                    769,900
  Current portion of stockholders notes payable, net of
    discount of $98,772 and $0                                   476,228
                                                           -------------
      Total current liabilities                                3,008,831
                                                           -------------

Non-current liabilities
  Convertible debenture deposits                                 271,500
                                                           -------------
      Total non-current liabilities                              271,500
                                                           -------------
      Total liabilities                                        3,280,331
                                                           -------------

Commitments and contingencies

Minority interest                                                     -

Stockholders' deficit
  Common stock, .001 par value, 100,000,000 shares
    authorized, 28,488,557 shares issued and
    outstanding at March 31, 2002 and December 31, 2001           28,488
  Additional paid-in capital                                   9,969,971
  Accumulated deficit                                        (11,769,735)
  Foreign currency translation adjustment                        871,273
                                                           -------------
      Total stockholders' deficit                               (900,003)
                                                           -------------

Total liabilities and stockholders' deficit                $   2,380,328
                                                           =============

           See notes to unaudited consolidated financial statements.

           Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                            For the Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2002            2001
                                                           ------------    -------------

Sales                                                      $    666,772    $     514,863

Cost of sales and expenses
   Oil and gas production                                       486,443          195,860
   General and administrative                                   624,954          279,736
   Depreciation, depletion and amortization                      11,329            8,665
                                                           ------------    -------------
     Total cost of sales and expenses                         1,122,726          484,261
                                                           ------------    -------------

(Loss) income from operations                                  (455,954)          30,602
                                                           ------------    -------------

Other income (expense)
   Other income                                                     125            2,456
   Financing charge                                             (58,009)              -
   Interest expense                                            (106,087)          (9,000)
                                                           ------------    --------------
                                                               (163,971)          (6,544)
                                                           ------------    -------------

Net (loss) income                                              (619,925)          24,058

Other comprehensive (loss) income, net of tax
   Effect of exchange rates                                     (96,727)           1,404
                                                           ------------    -------------
Other comprehensive (loss) income                               (96,727)           1,404
                                                           ------------    -------------

Comprehensive (loss) income                                $   (716,652)   $      25,462
                                                           ============    =============

Basic and diluted weighted average common shares
    outstanding                                              28,488,557       24,977,341
                                                           ============    =============

Basic and diluted (loss) income per common share           $      (0.02)   $          -
                                                           ============    =============

           See notes to unaudited consolidated financial statements.

                      Unaudited Consolidated Statements of Cash Flows

                                                            For the Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2002            2001
                                                           -------------    -------------

Cash flows from operating activities
  Net (loss) income                                        $    (619,925)  $      24,058
                                                           -------------   -------------
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities
   Depreciation, depletion, and amortization                      11,329           8,665
   Stock and stock options issued for services and
    interest                                                      46,582              -
   Amortization of note payable discount                          58,009              -
   Changes in assets and liabilities
     Accounts receivable                                          35,000           1,240
     Prepaid expenses and other assets                           (31,500)             94
     Inventory                                                   (24,000)            324
     Accounts payable and accrued liabilities                    225,697         (52,983)
                                                           -------------   -------------
                                                                 321,117         (42,660)
                                                           -------------   -------------
      Net cash used in operating activities                     (298,808)        (18,602)
                                                           -------------   -------------

Cash flows from investing activities
  Oil and gas properties and equipment expenditures             (147,827)       (424,330)
                                                           -------------   -------------
      Net cash used in investing activities                     (147,827)       (424,330)
                                                           -------------   -------------

Cash flows from financing activities
  Net proceeds from advances under notes payable from
   affiliate                                                      62,900          65,000
  Proceeds from deposits on convertible debentures             1,071,500              -
  Payments on notes payable                                     (269,210)             -
                                                           -------------   -------------
      Net cash provided by financing activities                  865,190          65,000
                                                           -------------   -------------

Effect of exchange rates                                         (17,563)          1,404
                                                           -------------   -------------

Net (decrease) increase in cash                                  400,992        (376,528)

Cash - beginning of year                                          43,502         471,883
                                                           -------------   -------------

Cash - end of period                                       $     444,494   $      95,355
                                                           =============   =============

Supplemental disclosure of non-cash activity:
    During 2002, the Company had the following transactions:

    In exchange for the extension of principal  payments on four notes payable,  the Company modified  expiration dates of certain  warrants  previously held by the note holders and issued an  additional  125,000  such  warrants.  The fair value of the  extension of the warrants and of the issued warrants totaled $46,582.

                                  TETON PETROLEUM COMPANY

                    Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The  March  31,  2002  financial   statements  are  unaudited  and  reflect  all
adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating results for the interim periods.  The unaudited financial statements  as of March 31, 2002,  as is customary in the oil and gas  industry, reflect a pro rata  consolidation  of the  Company's  50%  interest  in  Goltech
Petroleum,  LLC. The unaudited financial  statements  contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's  financial  statements  for the year ended  December 31, 2001. The results of  operations  for the period ended March 31, 2002 are not  necessarily indicative  of the results for the entire  fiscal  year,  and reflect  differing reporting  periods for the  Company and its  subsidiary  as  described  below in
"Basis of Reporting".

Change in Year-End

As reported in the Company's Form 8-K dated May 7, 2002, the Company  elected to change  its  fiscal  year end to March 31,  2002.  The  Company  is  filing  the unaudited results for the transition period of January 1, 2002 to March 31, 2002 on this  Form  10-QSB.  The  Company  will  file  the  audited  results  for the transition  period,  as  allowed,  with its Form  10-KSB for the new fiscal year ended March 31, 2003.

Basis of Reporting

The accompanying consolidated financial statements include the accounts of Teton
Petroleum and its 50% owned subsidiary Goltech Petroleum,  LLC ("Goltech") which holds a 70.59% interest in Goloil ("Goloil").  The financial  statements reflect the  balances  and  activity for the three months ended March 31, 2002 for Teton
Petroleum  and December 31, 2001 for Goltech and its  subsidiary  Goloil.  Prior comparative periods reflect those as originally filed.

The following significant activity occurred in Goloil for the three months ended
March 31, 2002, which has not yet been reflected in the  accompanying  financial statements due to the differing reporting period-ends:

Goloil  incurred  oil sales of  $821,000  and oil and gas  development  costs of
$593,909.  The Company also received  advances from  affiliate of $305,600.  All amounts reflect Teton's pro-rata 50% share.

Foreign Currency Exchange Rates

The consolidated  financial  statements  reflect the Company's pro-rata share of
its  subsidiary   Goltech  Petroleum  that  is  consolidated  with  Goloil.  The conversion of the functional currency of Goloil (a Russian Company) in rubles to the  reporting  currency  of U.S.  dollars is based upon the  exchange  rates in effect.  The  exchange  rates in effect at December  31, 2001 and March 31, 2001 were 30.52 and 28.78 rubles to the U.S. dollar, respectively.  The average rates in effect during the  three-month  periods ended December 31, 2001 and March 31,
2001, were 29.12 and 28.67 rubles to the U.S. dollar, respectively.

Earnings Per Share

All potential dilutive securities have an antidilutive effect on earnings (loss)
per share and  accordingly,  basic and dilutive  weighted average shares are the same.

Note 2 - Notes Payable Advances from Affiliate

Advances  from  affiliates  are advances to Goloil from another  shareholder  of
Goltech.  Teton has not  guaranteed  any of these  notes.  Amounts  recorded are
Teton's  proportionate share of Goloil's liability under pro-rata  consolidation accounting procedures.

During the three months ended:

The  Company's  share of advances  received on notes  payable from an affiliate, which were made to Goloil  during  the three  months  ended  December  31,  2001 amounted to $62,900.

The Company's share of Goloil' outstanding borrowings at December 31, 2001 under notes payable from an affiliate  consist of $769,900  under seven separate notes with interest rates ranging from 8.0% to 11%, maturities thru December 2002, all notes being  secured by  substantially  all Goloil  assets,  other than Goloil's operating licenses.

Note 3 - Notes Payable

The Company  paid-off two notes payable  during the three months ended March 31,
2002, consisting of a note payable to an officer and stockholder for $94,210 and a related party note payable to a stockholder of $50,000.

The Company also made  payments on two existing  related  party notes payable to stockholders of $125,000 during the three months ended March 31, 2002.

The Company  issued  1,724,138  stock warrants with an exercise price of $.29 in connection  with the related party notes  payable of $50,000 and  $450,000.  The warrants were valued at $156,781  using the Black Scholes  option  pricing model with assumptions of:  volatility of 100%, risk free rate of 5.5% and no dividend yield.  The value has been recorded as a discount and amortized over the life of the debt.

Subsequent  to March 31, 2002,  the  remaining  related  party notes  payable of
$50,000 and $75,000 were paid-off in cash,  and the $450,000  related party note payable had $200,000 of principle paid in cash.

Note 4 - Convertible Debenture Deposits

During the three months ended March 31, 2002, the Company  received  deposits of
$1,071,500 from the private placement of convertible debentures.  The debentures have a term of three years from April 1, 2002 and  provide  for  interest at 10%
per annum payable annually.  The debentures  provide that the holder may convert the  debenture  and  accrued  interest  into  shares  of  common  stock  (a $.25 conversion rate).

The  debentures  also  include  warrants  to purchase  common  stock and have an exercise  price of $.50 and a term of two  years.  Each  debenture  holder  will receive one warrant for each $.25 of investment made in the debentures.

Included in accounts payable and accrued liabilities are $800,000 of convertible debenture  deposits,  which  were  cancelled  subsequent  to March 31,  2002 and refunded.

Additional funds from the sale of debentures after March 31, 2002 were received.

                                 FORWARD LOOKING STATEMENTS

To the  extent  that  financial  information  and  management's  discussion  and
analysis  or  plan  of  operation  contain  forward  looking  statements,   such
statements  involve risks and  uncertainties  which could cause  Teton's  actual result to differ  materially  from the  anticipated  results  discussed  herein.
Factors  that might cause such a  difference  are set forth in the  "Significant
Factors in Company Operations" section of Teton's Registration Statement of Form
10-SB/A filed with the  Securities and Exchange  Commission  ("SEC") on July 11,
2001 (SEC File Number:  000-31170)  and in Teton's  Annual Report on Form 10-KSB
filed  with the SEC on April 15,  2002.  You are  cautioned  not to place  undue reliance on the forward-looking statements made herein.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              Results of Operations

Three Months Ended March 31, 2002 compared to March 31, 2001

The Company had revenues  from oil and gas  production of $666,772 for the three months ended March 31, 2002  (reflecting  the three month period ended  December
31, 2001 of Goloil) as compared to $514,863 for the three months ended March 31,
2001.  The change in sales is related to the increase in production  from 20,050 bbls.  to 36,450 bbls.,  which is partially  offset by a decrease in the average price per bbl. from $26.00 to $18.00 from 2001 to 2002.

Cost of oil and gas production  increased to $486,443 for the three months ended
March 31, 2002  (reflecting  the three month period  ended  December 31, 2001 of
Goloil)  from  $195,860  for the three  months  ended  March 31, 2001 due to the
Company's increased  production  capacities.  The average cost per bbl. increase slightly  from an average of $9.8 per bbl. to $13.35 per bbl. due to  additional infrastructure added by Goloil.

General and  administrative  expenses of $624,954  were  incurred  for the three months  ended March 31, 2002 as compared to $279,736  for the three months ended
March 31, 2001. The increase of general and administrative  expenses of $345,218 reflects  the  increase in  consulting  costs of  approximately  $260,000 and an increase in legal and accounting costs of approximately $90,000. The increase in consulting is a result of additional oil and gas consultants used to assist with
Companies  Russian  operations  and financial  consultants  involved in creating additional  market  awareness of the Company as well as  identifying  additional sources for future  capital  raising.  The increase in legal costs is related to increased  general  corporate  activity and the private placement of convertible debentures.

Interest  expense for the three  months  ended  March 31,  2002 was  $106,087 as compared to $9,000 for the three months ended March 31, 2001 due to the increase in notes  payable  and  loans  from  affiliate  to  finance  further  oil  field development.

The Company also  incurred  financing  costs of $58,005  during the three months ended March 31, 2002 for the amortization of discount related to warrants issued in connection with certain related party notes payable.

Liquidity and Capital Resources

The Company has cash  balances  of  $444,494 at March 31,  2002,  with a working capital deficit of $1,833,337.  Cash used from operations totaled $298,808, with non-cash  adjustments  to cash used in  operations  including  depreciation  and depletion  of $11,329  and  $46,582 of stock  options  issued for  services  and interest.

The  Company  used  $147,827  of cash in  investing  activities,  which  was all associated  with oil and gas property and  equipment  expenditures.  The Company financed the  expenditures  with existing  cash,  advances from  affiliates  and deposits on convertible debentures.  The Company continues to expect significant additional  investments to be made in the future to drill and develop additional producing wells.

The Company  had cash  provided  by  financing  activities  of  $865,190,  which consisted of $1,071,500  deposits received on debentures,  of which $800,000 was returned  subsequent to March 31, 2002 for agreements which were cancelled,  and note  payable  advances  from  affiliates  of $62,900,  which were offset by the repayment of a notes payable of $269,210.

The Company  anticipates  future operations and significant oil and gas property expenditures  will be able to be funded  through a  combination  of note payable advances from an affiliate,  cash raised from raising debt and equity  financing and production of oil and gas reserves.

                                 PART II. OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of  Unregistered  Securities.  During March 2002,  Teton  Petroleum
Company  sold  a  total  of  $271,500   principal  amount  of  its  subordinated
convertible debentures ("Debentures").  Such sales were not registered under the
Securities  Act of 1933,  as amended (the "Act").  The  Debentures  were sold to current  shareholders  of Teton,  officers of Teton,  and other persons known to
Teton's   management   through   prior   business   transactions   or   personal
relationships.

The Debentures mature three years from the date of issuance. The Debentures bear interest at the rate of 10% per annum payable annually on the anniversary  dates of the Debentures. At the election of the holder, interest is payable in cash or shares of Teton's common stock,  valued at the conversion  price. The Debentures are  convertible  into  shares of common  stock of Teton,  at any time  prior to maturity.  The  conversion  price of the  Debentures is 25 cents per share.  The conversion price will be adjusted in the event of a stock split or certain other corporate  actions  described in the  Debentures.  The Debentures are subject to redemption by Teton at a redemption price equal to 110% of the principal amount, at any time prior to the one-year  anniversary  of issuance.  After the one-year anniversary,  Teton may redeem the  Debentures  without  penalty or premium.  At
Teton's option,  the redemption price may be paid in cash or in shares of common stock of Teton, valued at the conversion price.

Additionally,  purchasers of the Debentures received a stock purchase warrant to purchase  four  additional  shares  of common  stock of Teton for each  $1.00 of principal amount of Debentures purchased.  The exercise price of the warrants is
50 cents per share. The warrants expire two years from the date of issuance.

Teton did not use any public  solicitation or  advertisements in connection with the sales of the Debentures. Teton did not use the services of an underwriter in connection with the sale of the Debentures.

In  connection  with sales made to U.S.  Persons as such term is defined in Rule
902 of the Act ("US  Investors"),  Teton relied on exemptions from  registration set forth in Section  (4)(2) of the Act and  Regulation  D, Rule 505 of the Act.
Teton and each US Investor entered into a purchase agreement with respect to the acquisition of the Debentures.  The agreement included representation concerning the investor's intent to acquire the securities for investment only and not with a view toward the distribution. The agreement also disclosed that the securities being acquired had not been  registered  under the Act. The purchase  agreement,
Debenture,  and warrant  provide that future  disposition  of the  securities is restricted except in compliance with the Act and state securities laws.

In connection with sales made to non-US Investors,  Teton relied on an exemption from  registration  provided under Regulation S promulgated under the Act. Teton and each non-US Investor  entered into a purchase  agreement with respect to the purchase of the securities. The agreement included representation concerning the investor's  intent to acquire the securities for investment  only and not with a view toward the  distribution.  Transfers of the Debentures and warrants held by non-US Investors are also restricted in accordance with Regulation S.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

(b)   Reports on Form 8-K:  NONE

                                         SIGNATURES

In accordance with the  requirements of the Securities  Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 20, 2002                       TETON PETROLEUM COMPANY

                                          By: /s/H. Howard Cooper
                                                 H. Howard Cooper,
                                                 Chief Executive Officer

Date: June 20, 2002                       By: /s/Thomas F. Conroy
                                                 Thomas F. Conroy,
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)