Form 10QSB/A
period 2002-03-31
TETON PETROLEUM CO
filed 2002-07-02
CIK 1131072

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                       FORM 10-QSB/A

(Mark One)
[ ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
[ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
                                                               --------

This amendment to Form 10-QSB reflects a more current  reporting  period for the
Company's subsidiary accounted for under the pro-rata  consolidation method from the three months ended December 31, 2001 as originally filed to the three months ended March 31, 2002.

                                  TETON PETROLEUM COMPANY

                               PART I. FINANCIAL INFORMATION

                                     Table of Contents

Unaudited Consolidated Financial Statements

     Consolidated Balance Sheets
     March 31, 2002 (Unaudited) and December 31, 2001

     Unaudited Consolidated Statements of Operations and Comprehensive Loss
     Three months ended March 31, 2002 and 2001

     Unaudited Consolidated Statements of Cash Flows
     Three months ended March 31, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

                                  TETON PETROLEUM COMPANY

                                Consolidated Balance Sheets

                                                                            December 31,
                                                          March 31, 2002       2001
                                                           -------------   -------------
                                                            (Unaudited)
                                         Assets
Current assets
  Cash                                                     $     445,994   $     182,502
  Accounts receivable                                            241,500          55,000
  Accounts receivable - affiliate                                277,500         387,000
  Accounts receivable - other                                    322,500          65,500
  Inventory                                                      213,000         189,500
  Prepaid expenses and other assets                                   -           34,000
                                                           -------------   -------------
      Total current assets                                     1,500,494         913,502
                                                           -------------   -------------

Non-current assets
  Oil and gas properties, net (successful efforts)             1,834,841       1,169,100
  Fixed assets, net                                              164,591         128,710
                                                           -------------   -------------
      Total non-current assets                                 1,999,432       1,297,810
                                                           -------------   -------------

Total assets                                               $   3,499,926   $   2,211,312
                                                           =============   =============

                          Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable and accrued liabilities                 $   2,531,589   $     979,644
  Current portion of notes payable advances from
    affiliate                                                    950,000         769,900
  Current portion of stockholders notes payable, net of
    discount of $98,772 and $0                                   476,228         500,000
  Current portion of officer note payable                             -           94,210
                                                           -------------   -------------
      Total current liabilities                                3,957,817       2,343,754
                                                           -------------   -------------

Non-current liabilities
  Stockholders notes payable, less current portion                    -          250,000
  Notes payable advances from affiliate, less current
    portion                                                      125,500              -
  Convertible debenture deposits                                 271,500              -
                                                           -------------   ------------
      Total non-current liabilities                              397,000         250,000
                                                           -------------   -------------
      Total liabilities                                        4,354,817       2,593,754
                                                           -------------   -------------

Commitments and contingencies

Minority interest                                                     -               -

Stockholders' deficit
  Common stock, .001 par value, 100,000,000 shares
    authorized, 28,488,557 shares issued and
    outstanding at March 31, 2002 and December 31, 2001           28,488          28,488
  Additional paid-in capital                                   9,969,971       9,766,608
  Accumulated deficit                                        (11,682,623)    (11,048,811)
  Foreign currency translation adjustment                        829,273         871,273
                                                           -------------   -------------
      Total stockholders' deficit                               (854,891)       (382,442)
                                                           -------------   -------------

Total liabilities and stockholders' deficit                $   3,499,926   $   2,211,312
                                                           =============   =============

           See notes to unaudited consolidated financial statements.

           Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                            For the Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2002            2001
                                                           ------------    -------------

Sales                                                     $     821,000   $      514,863

Cost of sales and expenses
   Oil and gas production                                       593,909          195,860
   General and administrative                                   655,311          279,736
   Depreciation, depletion and amortization                      24,000            8,665
                                                           ------------    -------------
     Total cost of sales and expenses                         1,273,220          484,261
                                                           ------------    -------------

(Loss) income from operations                                  (452,220)          30,602
                                                           ------------    -------------

Other income (expense)
   Other income                                                     125            2,456
   Financing charge                                             (58,009)              -
   Interest expense                                            (123,708)          (9,000)
                                                           ------------    -------------
                                                               (181,592)          (6,544)
                                                           ------------    -------------

Net (loss) income                                              (633,812)          24,058

Other comprehensive (loss) income, net of tax
   Effect of exchange rates                                     (42,000)           1,404
                                                           ------------    -------------
Other comprehensive (loss) income                               (42,000)           1,404
                                                           ------------    -------------

Comprehensive (loss) income                                $   (675,812)   $      25,462
                                                           ============    =============

Basic and diluted weighted average common shares
    outstanding                                              28,488,557       24,977,341
                                                           ============    =============

Basic and diluted (loss) income per common share           $       (0.02)  $          -
                                                           =============   ============

           See notes to unaudited consolidated financial statements.

                      Unaudited Consolidated Statements of Cash Flows

                                                            For the Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2002            2001
                                                           -------------   -------------
Cash flows from operating activities
  Net (loss) income                                        $    (633,812)  $      24,058
                                                           -------------   -------------
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities
   Depreciation, depletion, and amortization                      24,000           8,665
   Stock and stock options issued for services and
    interest                                                      46,582              -
   Amortization of note payable discount                          58,009              -
   Changes in assets and liabilities
     Accounts receivable                                        (334,000)          1,240
     Prepaid expenses and other assets                            34,000              94
     Inventory                                                   (23,500)            324
     Accounts payable and accrued liabilities                    122,432         (52,983)
                                                           -------------   -------------
                                                                 (72,477)        (42,660)
                                                           -------------   -------------
      Net cash used in operating activities                     (706,289)        (18,602)
                                                           -------------   -------------

Cash flows from investing activities
  Oil and gas properties and equipment expenditures             (128,044)       (424,330)
                                                           -------------   -------------
      Net cash used in investing activities                     (128,044)       (424,330)
                                                           -------------   -------------

Cash flows from financing activities
  Net proceeds from advances under notes payable from
  affiliate                                                      305,600          65,000
  Proceeds from deposits on convertible debentures             1,071,500              -
  Payments on notes payable                                     (269,210)             -
                                                           -------------   ------------
      Net cash provided by financing activities                1,107,890          65,000
                                                           -------------   -------------

Effect of exchange rates                                         (10,065)          1,404
                                                           -------------   -------------

Net (decrease) increase in cash                                  263,492        (376,528)

Cash - beginning of year                                         182,502         471,883
                                                           -------------   -------------

Cash - end of year                                         $     445,994   $      95,355
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

     At March 31, 2002, the Company had  approximately  $630,000 of additions to oil and gas  properties  and  property  and  equipment,  which were  funded through accounts payable.

           See notes to unaudited consolidated financial statements.

                                  TETON PETROLEUM COMPANY

                    Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The  March  31,  2002  financial   statements  are  unaudited  and  reflect  all
adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating results for the interim periods.  The unaudited financial statements  as of March 31, 2002,  as is customary in the oil and gas  industry, reflect a pro rata  consolidation  of the  Company's  50%  interest  in  Goltech
Petroleum,  LLC. The unaudited financial  statements  contained herein should be read in conjunction with the financial statements and notes thereto contained in the  Company's  financial  statement for the year ended  December 31, 2001.  The results of  operations  for the period ended March 31, 2002 are not  necessarily indicative of the results for the entire fiscal year.

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

Foreign Currency Exchange Rates

The consolidated  financial  statements  reflect the Company's pro-rata share of
its  subsidiary   Goltech  Petroleum  that  is  consolidated  with  Goloil.  The conversion of the functional currency of Goloil (a Russian Company) in rubles to the  reporting  currency  of U.S.  dollars is based upon the  exchange  rates in effect.  The exchange  rates in effect at March 31, 2002 and 2001 were 31.22 and
28.78  rubles to the U.S.  dollar,  respectively.  The  average  rates in effect during the  three-month  periods  ended March 31, 2002 and 2001,  were 30.84 and
28.67 rubles to the U.S. dollar, respectively.

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

The Company  received  payments on notes payable from an  affiliate,  which were made to Goloil during the three months ended March 31, 2002 of $305,600.

The Company's outstanding  borrowings at March 31, 2002 under notes payable from an affiliate  consist of  $1,075,500,  under eight  separate notes with interest rates ranging from 8.0% to 15%,  maturities of December 2002 to September  2003, all notes being secured by substantially all Goloil assets.

Note 3 - Notes Payable

The Company  paid-off two notes payable  during the three months ended March 31,
2002, consisting of a note payable to an officer and stockholder for $94,210 and a related party note payable to a stockholder of $50,000.

The Company also made  payments on two existing  related  party notes payable to stockholders of $125,000 during the three months ended March 31, 2002.

The Company issued 1,724,138 stock warrants in connection with the related party notes  payable of $50,000 and  $450,000.  The  warrants  were valued at $156,781 using the Black Scholes option  pricing model with  assumptions of volatility of
100%, risk free rate of 5.5 and no dividend yield. The value will be recorded as a discount and amortized over the life of the debt.

Subsequent  to March 31, 2002, a the  remaining  related  party notes payable of
$50,000 and $75,000 were paid-off in cash,  and the $450,000  related party note payable had $200,000 of principle paid in cash.

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

Included  in  accounts  payable  and  accrued  liabilities  are  a  $800,000  of convertible debenture deposits which were cancelled subsequent to March 31, 2002 and refunded.

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
Factors  that might cause such a  difference  are set forth in the  "Significant
Factors in Company Operations" section of Teton's Registration Statement on Form
10-SB/A filed with the  Securities and Exchange  Commission  ("SEC") on July 11,
2001 (SEC File Number:  000-31170)  and in Teton's  Annual Report on Form 10-KSB
filed  with the SEC on April 15,  2002.  You are  cautioned  not to place  undue reliance on the forward-looking statements made herein.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                   Results of Operations

Three Months Ended March 31, 2002 compared to March 31, 2001

The Company had revenues  from oil and gas  production of $821,000 for the three months  ended March 31, 2002 as compared to $514,863  for the three months ended
March 31,  2001.  The change in sales is related to the  increase in  production from 20,050 bbls to 54,675 bbls., which is partially offset by a decrease in the average price per bbl. from $25.00 to $15.00 from 2001 to 2002.  The decrease in average price per barrel was impacted by  approximately  33% of sales being made domestically in 2002, compared to approximately 27% in 2001.

Cost of oil and gas production  increased to $593,909 for the three months ended
March 31, 2002 from  $195,860  for the three  months ended March 31, 2001 due to the  Company's  increased  production  capacities.  The  average  cost  per bbl.
increase slightly from an average of $9.8 per bbl. to $10.8 per bbl.

General and  administrative  expenses of $655,311  were  incurred  for the three months  ended March 31, 2002 as compared to $279,736  for the three months ended
March 31, 2001. The increase of general and administrative  expenses of $375,575 reflects  the  increase in  consulting  costs of  approximately  $260,000 and an increase in legal and accounting costs of approximately $90,000. The increase in consulting is a result of additional oil and gas consultants used to assist with
Companies  Russian  operations  and financial  consultants  involved in creating additional  market  awareness of the Company as well as  identifying  additional sources for future  capital  raising.  The increase in legal costs is related to increased  general  corporate  activity and the private placement of convertible debentures.

Interest  expense for the three  months  ended  March 31,  2002 was  $123,708 as compared to $9,000 for the three months ended March 31, 2001 due to the increase in loans from affiliate to finance further oil field development.

The Company also  incurred  financing  costs of $58,009  during the three months ended March 31, 2002 for the amortization of discount related to warrants issued in connection with certain related party notes payable.

Liquidity and Capital Resources

The Company has cash  balances  of  $445,994 at March 31,  2002,  with a working capital deficit of $2,457,323.  Cash used from operations totaled $706,289, with non-cash  adjustments  to cash used in  operations  including  depreciation  and depletion  of $24,000  and  $46,582 of stock  options  issued for  services  and interest.

The  Company  used  $128,044  of cash in  investing  activities,  which  was all associated  with oil and gas property and  equipment  expenditures.  The Company financed the  expenditures  with existing  cash,  advances from  affiliates  and deposits on convertible debentures.  The Company continues to expect significant additional  investments to be made in the future to drill and develop additional producing wells.

The Company had cash  provided by  financing  activities  of  $1,107,890,  which consisted  of  $1,071,500  deposits  received  on  debentures  and note  payable advances from  affiliates  of $305,600,  which were offset by the repayment of a notes payable of $269,210.

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

Date: July 1, 2002                        TETON PETROLEUM COMPANY

                                    By: /s/ H. Howard Cooper
                                          H. Howard Cooper,
                                          Chief Executive Officer

Date: July 1, 2002                  By:/s/ Thomas F. Conroy
                                           Thomas F. Conroy, Chief Financial
                                           Officer (Principal Financial Officer)