Form 10QSB
period 2002-06-30
TETON PETROLEUM CO
filed 2002-08-20
CIK 1131072

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT  OF  1934  FOR  THE   TRANSITION   PERIOD   FROM   _______________   TO
     _______________

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
subject to such filing requirements for the past 90 days.   Yes  X     No
                                                                ---       ---

Applicable only to corporate issuers:

As of August 6,  2002,  29,875,791  shares of the  issuer's  common  stock  were outstanding.

Transitional Small Business Disclosure Format:  Yes       No    X
                                                   ----        ----

                                  TETON PETROLEUM COMPANY

                               PART I. FINANCIAL INFORMATION

                                     Table of Contents

Unaudited Consolidated Financial Statements

     Unaudited Consolidated Balance Sheets
     June 30, 2002 and March 31, 2002

     Unaudited Consolidated Statements of Operations and Comprehensive Loss
     Three Months Ended June 30, 2002 and 2001

     Unaudited Consolidated Statements of Cash Flows
     Three Months Ended June 30, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

                                  TETON PETROLEUM COMPANY

                           Unaudited Consolidated Balance Sheets

                                                          June 30, 2002   March 31, 2002
                                                          -------------   --------------
                                         Assets

Current assets
  Cash                                                     $     420,124   $     445,994
  Accounts receivable                                            320,922         241,500
  Accounts receivable - Officer                                   20,000              -
  Accounts receivable - affiliate                                198,442         277,500
  Accounts receivable - other                                    528,903         322,500
  Inventory                                                      297,424         213,000
  Prepaid expenses and other assets                              280,494              -
                                                           -------------   ------------
      Total current assets                                     2,066,309       1,500,494
                                                           -------------   -------------

Non-current assets
  Oil and gas properties, net (successful efforts)             2,913,816       1,834,841
  Fixed assets, net                                              206,102         164,591
                                                           -------------   -------------
      Total non-current assets                                 3,119,918       1,999,432
                                                           -------------   -------------

Total assets                                               $   5,186,227   $   3,499,926
                                                           =============   =============

                          Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable and accrued liabilities                 $   1,780,530   $   2,531,589
  Current portion of notes payable advances from
    affiliate                                                  1,621,620         950,000
  Current portion of stockholders notes payable, net of
    discount of $98,772                                               -          476,228
                                                           -------------   -------------
      Total current liabilities                                3,402,150       3,957,817
                                                           -------------   -------------

Non-current liabilities
  Stockholders notes payable, less current portion                    -               -
  Notes payable advances from affiliate, less current
    portion                                                      115,780         125,500
  Convertible debentures, net of discount of  $80,623
   and $0  (See Note 4)                                        3,870,519         271,500
                                                           -------------   -------------
      Total non-current liabilities                            3,986,299         397,000
                                                           -------------   -------------
      Total liabilities                                        7,388,449       4,354,817
                                                           -------------   -------------

Commitments and contingencies

Minority interest                                                                     -

Stockholders' deficit
  Common stock, .001 par value, 100,000,000 shares
    authorized, 28,935,901 and 28,488,557 shares issued
    and outstanding at June 30, 2002 and March 31, 2002           28,935          28,488
  Additional paid-in capital                                  13,879,251       9,969,971
  Accumulated deficit                                        (16,849,408)    (11,682,623)
  Foreign currency translation adjustment                        739,000         829,273
                                                           -------------   -------------
      Total stockholders' deficit                             (2,202,222)       (854,891)
                                                           --------------  -------------

Total liabilities and stockholders' deficit                $   5,186,227   $   3,499,926
                                                           =============   =============

           See notes to unaudited consolidated financial statements.

                                  TETON PETROLEUM COMPANY

           Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                             For the Three Months Ended
                                                                      June 30,
                                                           ----------------------------
                                                               2002             2001
                                                           -------------   ------------
Sales                                                      $  1,279,661    $    155,003

Cost of sales and expenses
   Oil and gas production                                     1,063,048          94,359
   General and administrative                                 1,013,323         481,270
   General and administrative (non-cash consulting)             140,875          16,500
    (principally amortization of discount related to
    Convertible Bonds - See Note 4)
   Depreciation, depletion and amortization                      57,387          42,289
                                                            -----------     -----------
     Total cost of sales and expenses                         2,274,633         634,418
                                                            -----------     -----------

(Loss) income from operations                                  (994,972)       (479,415)
                                                            -----------     -----------

Other income (expense)
   Other income                                                   1,683          46,676
   Financing charges (non-cash of $3,801,792)                (3,938,703)             -
    (principally amortization of discount related
    to Convertible Bonds - See Note 4)
   Interest expense                                            (234,793)        (49,575)
                                                            -----------     -----------
                                                             (4,171,813)         (2,899)
                                                            -----------     -----------

Net (loss) income                                            (5,166,785)       (482,314)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates                                     (90,273)        (21,306)
                                                            -----------     -----------
Other comprehensive (loss) income                               (90,273)        (21,306)
                                                            -----------     -----------

Comprehensive (loss) income                                 $(5,257,058)    $  (503,620)
                                                            ===========     ===========

Basic and diluted weighted average common shares
    outstanding                                              28,712,224      25,744,576
                                                            ===========     ===========

Basic and diluted (loss) income per common share            $     (0.18)    $     (0.02)
                                                            ===========     ===========

           See notes to unaudited consolidated financial statements.

                                  TETON PETROLEUM COMPANY

                      Unaudited Consolidated Statements of Cash Flows

                                                             For the Three Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                               2002            2001
                                                            ------------   -------------
Cash flows from operating activities
  Net (loss) income                                        $  (5,166,785)  $    (482,314)
                                                           -------------   -------------
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities
   Depreciation, depletion, and amortization                      57,387          42,289
   Stock issued for interest (2002) and services (2001)           10,656          16,500
       Debentures issued for services                            140,875
   Amortization of Debenture and note payable discounts        3,801,792              -
    (See Note 4)
   Changes in assets and liabilities
     Accounts receivable                                        (226,767)          2,171
     Prepaid expenses and other assets                          (139,619)            201
     Inventory                                                   (84,424)            695
     Accounts payable and accrued liabilities                 (1,549,881)         56,342
                                                           -------------   -------------
                                                               2,010,019         118,198
                                                           -------------   -------------
      Net cash used in operating activities                   (3,156,766)       (364,116)
                                                           -------------   -------------

Cash flows from investing activities
  Oil and gas properties and equipment expenditures             (442,873)       (187,135)
                                                           -------------   -------------
      Net cash used in investing activities                     (442,873)       (187,135)
                                                           -------------   -------------

Cash flows from financing activities
  Net proceeds from advances under notes payable from
  affiliate                                                      661,900         727,500
  Proceeds from convertible debentures                         3,262,142              -
  Payments on notes payable                                     (325,000)       (525,000)
  Issuance of common stock                                            -        1,057,516
                                                           -------------   -------------
      Net cash provided by financing activities                3,599,042       1,260,016
                                                           -------------   -------------

Effect of exchange rates                                         (25,273)        (21,306)
                                                           -------------   -------------

Net (decrease) increase in cash                                  (25,870)        687,459

Cash - beginning of period                                       445,994          95,355
                                                           -------------   -------------

Cash - end of period                                       $     420,124   $     782,814
                                                           =============   =============

Supplemental disclosure of non-cash activity:

     During the quarter  ended June 30,  2002,  the  Company  had the  following transactions:

     A note payable of $250,000 was converted into a convertible  debenture with
     1,000,000  warrants also being issued under the same terms of the Company's private placement offering of convertible debentures.

     The  company  issued  $267,500 of  convertible  debentures  with  1,070,000 warrants  valued at $14,250  for a total of  $281,750.  Prepaid  consulting services  valued at  $140,875  relate to  future  quarters  in 2002 and are included in prepaid expenses at June 30, 2002.

     15,134,532  of  warrants  issued  with  convertible  debentures  valued  at
     $201,559 were initially  recorded as a discount on the debentures.  At June
     30,  2002,  $120,935 of the  discount  had been  amortized  and recorded as financing costs.

     In-the money  conversion  features on convertible debt valued at $3,715,834 were recognized as financing  costs  ($3,582,084)  and consulting  expenses
     ($133,750).

     The  remaining  discount  on notes  payable of $98,772  was  amortized  and recorded as financing costs.

     $100,000  debenture  and accrued  interest of $1,178  were  converted  into
     447,344  shares of stock valued at $111,834  which  resulted in interest of
     $10,656 being recognized as a premium at conversion.

     Approximately  $800,000 of capital  expenditures for oil and gas properties was included in accounts payable at June 30, 2002.

     During the quarter  ended June 30,  2001,  the  Company  had the  following transactions:

     During the three  months  ended June 30,  2001 the  Company  issued  44,000 shares of common stock valued at $16,500 for consulting services.

     During  the  three  months  ended  June 30,  2001 the  Company  assigned  a
     $1,050,000  note  payable to Goloil  which was then  repaid  from  advances received under notes payable from affiliate.  The Company  recorded the net reduction  of debt of $525,000  ($1,050,000  note payable less 50% share of the  $1,050,000  advances  from  affiliate)  as a reduction  to oil and gas properties.

           See notes to unaudited consolidated financial statements.

                                  TETON PETROLEUM COMPANY

                    Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The June 30, 2002 financial statements are unaudited and reflect all adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating results for the interim periods. The unaudited financial statements as of June 30, 2002,  as is customary  in the oil and gas  industry,  reflect a pro rata consolidation of the Company's 50% interest in Goltech Petroleum,  LLC. The unaudited  financial  statements  contained herein should be read in conjunction with the  financial  statements  and notes  thereto  contained in the  Company's financial  statements  for the year ended  December  31,  2001.  The  results of operations for the period ended June 30, 2002 are not necessarily  indicative of the results for the entire fiscal year.

Change in Year-End

As reported in the Company's Form 8-K filed May 15, 2002, the Company elected to change  its  fiscal  year end to March  31,  2002.  The  Company  has  filed the unaudited results for the transition period of January 1, 2002 to March 31, 2002 on its Form  10-QSB/A  filed on July 2, 2002.  The Company will file the audited results for the transition period, as allowed,  with its Form 10-KSB for the new fiscal year ended March 31, 2003.

Foreign Currency Exchange Rates

The consolidated  financial  statements  reflect the Company's pro-rata share of
its  subsidiary   Goltech  Petroleum  that  is  consolidated  with  Goloil.  The conversion of the functional currency of Goloil (a Russian Company) in rubles to the  reporting  currency  of U.S.  dollars is based upon the  exchange  rates in effect.  The  exchange  rates in effect at June 30, 2002 and 2001 were 31.45 and
29.15  rubles to the U.S.  dollar,  respectively.  The  average  rates in effect during the  three-month  periods  ended June 30,  2002 and 2001,  were 31.31 and
29.02 rubles to the U.S. dollar, respectively.

Earnings Per Share

All potential dilutive securities have an antidilutive effect on earnings (loss)
per share and  accordingly,  basic and dilutive  weighted average shares are the same.

Note 2 - Notes Payable Advances from Affiliate

Advances from  affiliates  are advances to Goloil from another  member  of
Goltech.  Teton has not  guaranteed  any of these  notes.  Amounts  recorded are
Teton's  proportionate share of Goloil's liability under pro-rata  consolidation accounting procedures.

The Company  received  payments on notes payable from an  affiliate,  which were made to Goloil during the three months ended June 30, 2002 of $661,900.

The Company's  outstanding  borrowings at June 30, 2002 under notes payable from an affiliate  consist of $1,737,400,  under eleven  separate notes with interest rates ranging from 8.0% to 15%,  maturities of December 2002 to September  2003, all notes being secured by substantially all Goloil assets.

Note 3 - Notes Payable

The Company paid off related party notes payable of $50,000 and $75,000 in cash.
The Company also made a payment of $200,000 on the $450,000  related  party note and converted the remaining $250,000 balance into a 10% convertible debenture.

The Company  previously  issued stock  warrants in  connection  with the related party  notes  payable of $50,000  and  $450,000.  The  warrants  were  valued at
$156,781  using the Black  Scholes  option-pricing  model  with  assumptions  of volatility of 100%, risk free rate of 5.5 and no dividend  yield.  The value was recorded  as a  discount  and  amortized  over the life of the debt.  During the quarter ended June 30, 2002, the notes were  subsequently  paid off or converted to  convertible  debentures.  As such,  the  remaining  discount  of $98,772 was recorded in the quarter as a financing charge.

Note 4 - Convertible Debentures

During the three months ended June 30, 2002,  the Company  received  proceeds of
$3,262,143 from the private placement of convertible debentures.  The debentures have a term of three years from April 1, 2002 and  provide  for  interest at 10%
per annum payable annually.  The debentures  provide that the holder may convert the  debenture  and  accrued  interest  into  shares  of  common  stock  (a $.25 conversion rate).

The  debentures  also  include  warrants  to purchase  common  stock and have an exercise  price of $.50 and a term of two  years.  Each  debenture  holder  will receive one warrant for each $.25 of investment made in the debentures.

Additional funds from the sale of debentures after June 30, 2002 were received.

The Company has provided notice to the debenture holders of its intent to redeem the  debentures  on  September  1, 2002 for  shares  of its  common  stock.  The
Debentures  will be redeemed at 110% of their face value by issuing one share of common stock for each $.25 of  redemption  value,  which also  incorporates  any accrued interest through September 1, 2002.  Additional interest expense will be recorded during the quarter ended September 30, 2002 for the difference  between the cumulative 10% contractual  interest  accrued through  September 1, 2002 and the 10% premium paid upon redemption.

As a result of warrants  issued with the debentures and in-the money  conversion features, discounts of $3,783,643 were recorded as a reduction of the debentures with  $3,703,020  being  amortized as financing  costs of which  $3,582,084  was immediately recognized related to the in-the-money conversion feature. While the stock to which the conversion rights and warrants apply is restricted stock, the valuation with respect to this stock in calculating the discount was "as if" the stock was  immediately  salable.  The  effect  of this is to make the  amount of discount and its related amortization higher than it would otherwise have been.

The Company  converted  $100,000  of  debentures  and  $11,834 of interest  into
447,344 shares of common stock.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

                                   Results of Operations

Three Months Ended June 30, 2002 compared to June 30, 2001

The Company had revenues from oil and gas production of $1,279,661 for the three months  ended June 30, 2002 as compared to $155,003  for the three  months ended
June 30, 2001. The change in sales is related to the increase in production from
15,462 bbls to 95,240  bbls.  The  increase in  production  is due  primarily to greater  production,  and to a lesser  extent,  the fact that our  pipeline  was operational in 2002 and not in 2001, which restricted shipments in 2001. Average price per bbl. increased from $10.02 to $13.44 from 2001 to 2002, as a result of the mix in oil sales,  which in 2002 included export sales of approximately  35%
with a higher  average  price per bbl. of  approximately  $18.50  compared to no export sales in the second quarter of 2001.

Cost of oil and gas  production  increased  to  $1,063,048  for the three months ended June 30, 2002 from $94,359 for the three months ended June 30, 2001 due to the  Company's  increased  production  capacities.  The  average  cost  per bbl.
increased  from an  average  of $6.10  per bbl.  to $11.16  per bbl.  due to the
Company  bearing all of the lifting costs including those on the Company's share of approximately  95,000 bbls which were delivered as a production payment to an affiliate,  compared  to  approximately  15,000 in 2001.  On a per bbl basis the
Company  costs per bbl.  increased  due to  additional  infrastructure  costs to support the additional production.

General and  administrative  expenses of $1,154,198  were incurred for the three months  ended June 30, 2002 as compared to $497,770  for the three  months ended
June 30, 2001. The increase of general and  administrative  expenses of $656,428 reflects an increase in consulting costs of  approximately  $403,000 as a result of additional  oil and gas  consultants  used to assist with  Company's  Russian operations  and financial  consultants  involved in creating  additional  market awareness of the Company as well as  identifying  additional  sources for future capital  raising.  Of the  consulting  costs  incurred  $140,875  were  non-cash compared  to $16,500 for the prior  period.  Increases  in legal and  accounting costs of approximately  $20,000 related to increased general corporate  activity and the private placement of convertible debentures,  marketing costs of $77,000 due to increased public  relations,  travel and  entertainment of $48,000 due to increased travel and  international  trips, and increased  overhead of Goloil of approximately $91,000 due to the increase in operations and production volume.

Interest  expense  for the three  months  ended June 30,  2002 was  $234,793  as compared to $49,575 for the three months ended June 30, 2001.  This  increase is due to the  increase  in loans  from  affiliate  to  finance  further  oil field development in Russia,  additional  interest on higher balances of notes payable outstanding in 2002,  convertible  debentures outstanding in 2002 which were not present in 2001,  and  additional  interest of $10,656  being  recorded  for the premium paid on the redemption of $100,000 of convertible debentures.

Other income  decreased  due to  approximately  $50,000  being  received for oil processing reimbursement in 2001, which did not occur in 2002.

The Company also incurred  financing costs of $3,938,703 during the three months ended June 30, 2002 for the  amortization of discount related to warrants issued in connection  with certain  related party notes payable of $98,772  (non-cash), amortization of the discount on warrants issued with the convertible  debentures
of  $120,935  (non-cash)  and  in-the-money   conversion  feature  discounts  of
$3,582,084  (non-cash)  immediately  recognized,  and $136,911 of expenses  paid related to a debenture  purchase  agreement with a potential  investor which was not  consummated.  While the stock to which the  conversion  rights and warrants apply  is  restricted  stock,  the  valuation  with  respect  to this  stock  in calculating  the discount  was "as if" the stock was  immediately  salable.  The effect of this is to make the amount of discount  and its  related  amortization higher than it would otherwise have been.

The  Company  reported  a loss of  $5,166,785  or $(0.18)  per  share,  however, exluding non-cash  financing charges of $3,801,792,  the Company's loss would be adjusted to $1,364,993 or $(0.05) per share.

                             Liquidity and Capital Resources

The Company  has cash  balances  of $ 420,124 at June 30,  2002,  with a working capital  deficit of $1,335,841.  Cash used from operations  totaled  $3,156,766, with non-cash adjustments to cash used in operations including  depreciation and depletion of $57,387,  $10,656 of stock issued for services and  debentures  and warrants issued for services  recognized in the current period of $140,875,  and amortization of discounts on notes payable and debentures of $3,801,792.

The  Company  used  $442,873  of cash in  investing  activities,  which  was all associated  with oil and gas property and  equipment  expenditures.  The Company also financed  capital  expenditures on oil and gas properties of  approximately
$800,000  through  accounts  payable.  The Company  financed the cash portion of
capital   expenditures  through  advances  from  affiliates  and  proceeds  from convertible  debentures.  The Company continues to expect significant additional investments to be made in the future to drill and develop  additional  producing wells.

The Company had cash  provided by  financing  activities  of  $3,599,042,  which consisted of $3,262,142  received from debentures and note payable advances from affiliates of $661,900,  which were partially offset by payment on notes payable of $325,000.  The cash received through financing activities allowed the Company to pay down accounts payable existing accounts payable balances in both the U.S.
and Russia.

The Company  anticipates  future operations and significant oil and gas property expenditures  will be able to be funded  through a  combination  of note payable advances from an affiliate,  cash raised from raising debt and equity  financing and  production of oil and gas  reserves.  There can be no assurance the Company will be able to fund its share of cash calls for capital expenditures to further develop  the  Goloil  license  area as well as  potential  development  of other license areas.  Should this occur,  Teton's  portion of future revenues could be reduced.

The Company  anticipates  obtaining  100%  control over its  subsidiary  Goltech
Petroleum,  with the other owner exchanging its interest for direct ownership in
Goloil. The Company does not anticipate that this change in ownership  structure will impact Goloil's operations in the immediate future.

                               PART II. OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

Amendment to Bylaws.

At a  meeting  of the  board of  directors  held on June 6,  2002,  the board of directors approved an amendment to the bylaws of the Corporation.  The amendment reduces the  shareholder  vote  required to approve  matters  other than matters which by law, the certificate of incorporation,  or bylaws require a higher vote or to elect directors.  Provided that shareholders holding at least 1/3rd of the outstanding  common  stock (a  quorum)  are  present  in person or by proxy at a meeting,  a matter will be  approved  if it receives  more "yes" votes than "no"
votes.  Prior to this  amendment,  the  approval of the  shareholders  holding a majority of the outstanding common stock was required to approve such matters.

Recent Sales of Unregistered Securities.

During the quarter ended June 30, 2002, Teton Petroleum  Company sold a total of
$4,051,143   principal  amount  of  its  subordinated   convertible   debentures
("Debentures").  Of that amount,  $3,262,143 principal amount of Debentures were sold for cash.  $250,000  principal amount of Debentures were issued in exchange for cancellation of existing indebtedness of $250,000. $267,500 principal amount of Debentures were issued for current and future  consulting  services valued at
$281,750 (including the value assigned to the warrants).

Such sales were not registered under the Securities Act of 1933, as amended (the
"Act") and were part of an  offering of  Debentures,  which began in the quarter ended March 31, 2002. The Debentures were sold to current shareholders of Teton, officers of Teton, and other persons known to Teton's  management  through prior business transactions or personal relationships.

The total principal  amount of Debentures sold in the offering  through June 30,
2002 was $3,873,643.  Of that amount,  $1,798,251  principal  amount was sold to
U.S.  Persons as such term is defined in Rule 902 of the Act ("U.S.  Investors")
and $2,075,392 was sold to non-U.S. Investors.

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

In connection with sales made to U.S. Investors, Teton relied on exemptions from registration  set forth in Section  (4)(2) of the Act and Regulation D, Rule 505
of the Act.  Teton and each US Investor  entered into a purchase  agreement with
respect  to  the   acquisition  of  the  Debentures.   The  agreement   included
representation  concerning the  investor's  intent to acquire the securities for investment only and not with a view toward the distribution.  The agreement also disclosed that the securities  being acquired had not been registered  under the
Act.  The  purchase  agreement,  Debenture,  and  warrant  provide  that  future disposition  of the securities is restricted  except in compliance  with the Act and state securities laws.

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

During the quarter ended June 30, 2002, Teton redeemed $100,000 principal amount of debentures by issuing  447,344  shares of its common stock.  Teton has called all  Debentures  outstanding  as of July 30, 2002 for redemption on September 1,
2002.  Teton intends to pay the  redemption  price with shares of Teton's common stock, valued at 25 cents per share.

In March 2002,  Teton sold a $200,000  principal  amount  convertible  note to a
non-U.S.  person (the "Fund").  The principal amount of the note,  together with interest at 8% per annum, was due two years from the date of issuance.  The note was  convertible  into shares of Teton common stock,  at a conversion  price per share  equal to the  lesser of 25 cents per share or 80% of average of the three lowest  closing  prices for Teton's  common stock on the OTC  Bulletin  Board or other exchange for the 30 trading days prior to conversion. The conversion price was subject to adjustment upon the happening of certain events  specified in the note.  The  Fund was  also  issued  a stock  purchase  warrant  to  purchase  an additional  100,000 shares of Teton common stock.  The Fund was granted  certain demand  registration  rights with respect to the shares of common stock issuable upon conversion of the note and exercise of the warrant.

On May 1, 2002, the Fund purchased  $500,000  principal amount convertible note, on terms identical to the $200,000  convertible  note. The $200,000  convertible note was cancelled and applied to the purchase  price for the $500,000 note. The stock purchase warrant for 100,000 shares was also cancelled. In connection with the  $500,000  note,  Teton  issued a stock  purchase  warrant  to  purchase  an additional  2,000,000  shares of Teton common  stock at 50 cents per share.  The warrant expires May 1, 2005.

On May 15, 2002, Teton redeemed the $500,000 note in cash. The redemption amount of $551,315 included the principal amount, accrued interest, and 10% premium. In
connection  with  such  redemption,   Teton's  obligations  under  the  purchase
agreement  including  the  obligation  to  register  the  shares  issuable  upon conversion of the note and exercise of the warrant were terminated.  The warrant to  purchase  2,000,000  shares was  modified  to  include a  cashless  exercise provision  with  respect to  250,000  of the  shares  and to provide  piggy-back registration  rights with respect to all shares  issuable  upon  exercise of the warrant.

In  connection  with  such  transactions  Teton  paid a total  of  $50,000  as a commission to the fund manager.

In  connection  with  such  transactions,  Teton  relied  on an  exemption  from registration  set forth in  Regulation S of the Act.  Teton and the Fund entered into a purchase  agreement  with respect to the  acquisition  of each note.  The agreement  included  representation  concerning the Fund's intent to acquire the securities for investment only and not with a view toward the distribution.  The agreement  also  disclosed  that  the  securities  being  acquired  had not been registered under the Act. The purchase agreement, note, and warrant provide that future disposition of the securities is restricted except in compliance with the
Act and state securities laws.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

3.2   Bylaws of Teton Petroleum Company (as amended through June 30, 2002).
99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K:
      1. Form 8-K filed May 15, 2002, reporting a change in fiscal year under item 8.

                                   SIGNATURES

In accordance with the requirements of the Securities  Exchange Act of 1934, the registrant  caused  this  report to be signed on its  behalf by the  undersigned thereunto duly authorized.

Date: August 20, 2002                TETON PETROLEUM COMPANY

                                     By: /s/ H. Howard Cooper
                                           H. Howard Cooper,
                                           Chief Executive Officer

Date: August 20, 2002                By: /s/ Thomas F. Conroy
                                           Thomas F. Conroy, Chief Financial
                                           Officer (Principal Financial Officer)