Form 10QSB
period 2002-09-30
TETON PETROLEUM CO
filed 2002-11-19
CIK 1131072

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

                                 (970) 870-1417
                           (Issuer's Telephone Number)

                                 P.O. Box 774327
                        Steamboat Springs, Colorado 80477
                    (Address of Principal Executive Offices)

                                    March 31
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant  was required to file such report),  and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                    No
                  -----                     -----

Applicable only to corporate issuers:

As of November 15,  2002,  58,550,302  shares of the issuer's  common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes ___      No   X
                                                                ______

                             TETON PETROLEUM COMPANY

                          PART I. FINANCIAL INFORMATION

                                Table of Contents
                                -----------------

Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheets September 30, 2002 and December 31, 2001

Unaudited Consolidated Statements of Operations and Comprehensive Loss Nine Months Ended September 30, 2002 and 2001

Unaudited Consolidated Statements of Operations and Comprehensive Loss Three Months Ended September 30, 2002 and 2001

Unaudited Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

                             TETON PETROLEUM COMPANY

                      Unaudited Consolidated Balance Sheets

                                                                      September 30,    December 31,
                                                                          2002            2001
                                                                      ------------    ------------
                                     Assets

Current assets
  Cash ............................................................   $    421,566    $    182,502
  Accounts receivable .............................................        590,016          55,000
  Accounts receivable - affiliate .................................        131,280         387,000
  Accounts receivable - other .....................................        574,060          65,500
  Inventory .......................................................        377,346         189,500
  Prepaid expenses and other assets ...............................        443,743          34,000
                                                                      ------------    ------------
      Total current assets ........................................      2,538,011         913,502
                                                                      ------------    ------------

Non-current assets
  Oil and gas properties, net (successful efforts) ................      3,953,793       1,169,100
  Fixed assets, net ...............................................        302,418         128,710
                                                                      ------------    ------------
      Total non-current assets ....................................      4,256,211       1,297,810
                                                                      ------------    ------------

Total assets ......................................................   $  6,794,222    $  2,211,312
                                                                      ============    ============

                     Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Accounts payable and accrued liabilities ........................   $  1,388,897    $    979,644
  Current portion of Goloil notes payable advances from
    affiliate .....................................................      1,770,055         769,900
  Current portion of stockholders notes payable, net of
    discount of $50,005 (2002) ....................................        249,995         500,000
    Current portion of officer note payable .......................           --            94,210
                                                                      ------------    ------------
      Total current liabilities ...................................      3,408,947       2,343,754
                                                                      ------------    ------------

Non-current liabilities
  Stockholders notes payable, less current portion ................           --           250,000
  Goloil notes payable advances from affiliate, less
    current portion ...............................................        740,000            --
                                                                      ------------    ------------
      Total non-current liabilities ...............................        740,000         250,000
                                                                      ------------    ------------
      Total liabilities ...........................................      4,148,947       2,593,754
                                                                      ------------    ------------

Commitments and contingencies

Minority interest

Stockholders' equity (deficit)
  Common stock, .001 par value, 100,000,000 shares
    authorized, 52,661,171 and 28,488,557 shares issued
    and outstanding at September 30, 2002 and December
    31, 2001 ......................................................         52,661          28,488
  Additional paid-in capital ......................................     20,809,934       9,766,608
  Accumulated deficit .............................................    (18,976,593)    (11,048,811)
  Foreign currency translation adjustment .........................        759,273         871,273
                                                                      ------------    ------------
      Total stockholders' equity (deficit) ........................      2,645,275        (382,442)
                                                                      ------------    ------------

Total liabilities and stockholders' equity (deficit) ..............   $  6,794,222    $  2,211,312
                                                                      ============    ============

           See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                             For the Nine Months Ended
                                                                   September 30,
                                                          ----------------------------
                                                               2002             2001
                                                          ------------    ------------

Sales .................................................   $  4,305,274    $  1,071,556

Cost of sales and expenses
   Oil and gas production .............................      3,978,242         515,531
   General and administrative .........................      2,333,677       1,170,899
   Depreciation, depletion and amortization ...........        149,806          61,029
                                                          ------------    ------------
     Total cost of sales and expenses .................      6,461,725       1,747,459
                                                          ------------    ------------

(Loss) income from operations .........................     (2,156,451)       (675,903)
                                                          ------------    ------------

Other income (expense)
   Other income .......................................          2,508          53,985
   Financing charges (principally amortization of
    discount related to Convertible Bonds - See Note 4)     (5,444,901)           --
   Interest expense ...................................       (328,938)       (135,381)
                                                          ------------    ------------
                                                            (5,771,331)        (81,396)
                                                          ------------    ------------

Net (loss) income .....................................     (7,927,782)       (757,299)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ...........................       (112,000)        (40,598)
                                                          ------------    ------------
Other comprehensive (loss) income .....................       (112,000)        (40,598)
                                                          ------------    ------------

Comprehensive (loss) income ...........................   $ (8,039,782)   $   (797,897)
                                                          ============    ============

Basic and diluted weighted average common shares
    outstanding .......................................     30,000,691      25,467,261
                                                          ============    ============

Basic and diluted (loss) income per common share ......   $       (.26)   $       (.03)
                                                          ============    ============

           See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                            For the Three Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                               2002             2001
                                                          ------------    ------------

Sales .................................................   $  2,204,613    $    401,790

Cost of sales and expenses
   Oil and gas production .............................      2,321,285         225,302
   General and administrative .........................        588,152         393,394
   Depreciation, depletion and amortization ...........         68,419          10,075
                                                          ------------    ------------
     Total cost of sales and expenses .................      2,977,856         628,771
                                                          ------------    ------------

(Loss) income from operations .........................       (773,243)       (226,981)
                                                          ------------    ------------

Other income (expense)
   Other income .......................................            700           4,853
   Financing charges (principally amortization of
    discount related to Convertible Bonds - See Note 4)     (1,390,951)           --
   Interest expense ...................................        (52,675)        (36,231)
                                                          ------------    ------------
                                                            (1,442,926)        (31,378)
                                                          ------------    ------------

Net (loss) income .....................................     (2,216,169)       (258,359)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ...........................         20,000         (20,696)
                                                          ------------    ------------
Other comprehensive (loss) income .....................         20,000         (20,696)
                                                          ------------    ------------

Comprehensive (loss) income ...........................   $ (2,196,169)   $   (279,055)
                                                          ============    ============

Basic and diluted weighted average common shares
    outstanding .......................................     32,647,203      25,681,033
                                                          ============    ============

Basic and diluted (loss) income per common share ......   $       (.07)   $       (.01)
                                                          ============    ============

           See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

                 Unaudited Consolidated Statements of Cash Flows

                                                          For the Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              2002           2001
                                                          -----------    -----------

Cash flows from operating activities
  Net (loss) income ...................................   $(7,927,782)   $  (757,299)
                                                          -----------    -----------
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities
   Depreciation, depletion, and amortization ..........       149,806         61,029
   Warrants issued for notes payable extensions .......        46,582           --
   Warrants subject to variable plan accounting .......          --          (30,000)
   Warrants issued for services .......................         4,227           --
   Stock issued for services ..........................        10,000         16,500
   Debentures issued for services .....................       211,313           --
   Amortization of Debenture and note payable discounts
    (See Note - 4) ....................................     5,281,407           --
   Changes in assets and liabilities
     Accounts receivable ..............................      (787,856)         4,831
     Prepaid expenses and other assets ................      (259,001)           446
     Inventory ........................................      (187,846)         1,546
     Accounts payable and accrued liabilities .........       121,328         86,311
                                                          -----------    -----------
                                                            4,589,960        140,663
                                                          -----------    -----------
      Net cash used in operating activities ...........    (3,337,822)      (616,636)
                                                          -----------    -----------

Cash flows from investing activities
  Oil and gas properties and equipment expenditures ...    (2,593,207)      (746,665)
                                                          -----------    -----------
      Net cash used in investing activities ...........    (2,593,207)      (746,665)
                                                          -----------    -----------

Cash flows from financing activities
  Net proceeds from advances under notes payable from
  affiliate ...........................................     1,740,155        702,500
  Proceeds from convertible debentures ................     4,143,643           --
  Payments on notes payable ...........................      (594,210)      (650,000)
  Proceeds from notes payable .........................       300,000           --
  Issuance of common stock (net of issue costs of
$2,600 (2001)) ........................................       692,505      1,298,440
                                                          -----------    -----------
      Net cash provided by financing activities .......     6,282,093      1,350,940
                                                          -----------    -----------

Effect of exchange rates ..............................      (112,000)       (40,598)
                                                          -----------    -----------

Net (decrease) increase in cash .......................       239,064        (52,959)

Cash - beginning of period ............................       182,502        471,883
                                                          -----------    -----------

Cash - end of period ..................................   $   421,566    $   418,924
                                                          ===========    ===========

Continued on the following page.

           See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

                 Unaudited Consolidated Statements of Cash Flows

Continued from the previous page.

Supplemental disclosure of non-cash investing and financing activity:

     During the nine  months  ended  September  30,  2002,  the  Company had the following transactions:

     In exchange for the extension of principal  payments on four notes payable, the Company modified  expiration dates of certain warrants  previously held by the note holders and issued an  additional  125,000 such  warrants.  The fair value of the modification of the warrants totaled $46,582 and has been recorded as financing costs.

     A note payable of $250,000 was converted into a convertible  debenture with
     1,000,000  warrants also being issued under the same terms of the Company's private placement offering of convertible debentures.

     19,774,572  of  warrants  issued  with  convertible  debentures  valued  at
     $811,559  were  initially  recorded  as a discount  on the  debentures.  At
     September 30, 2002,  the full amount of the discount had been amortized and recorded as financing costs.

     In-the money  conversion  features on convertible debt valued at $3,880,035 were recognized as financing  costs  ($3,746,285)  and consulting  expenses
     ($133,750).

     The Company issued  warrants in connection with related party notes payable of $450,000 and $50,000.  The warrants were valued at $156,781 and recorded as financing costs.

     The  Company  issued  $267,500 of  convertible  debentures  with  1,070,000 warrants  valued  at  $14,250  for a  total  amount  of  $281,750.  Prepaid consulting services of $70,437 remained at September 30, 2002.

     400,000  warrants  were  issued  to a  consultant  for  services  valued at
     $84,532.  Prepaid  consulting of $80,305 related to future quarters in 2003 and 2004.

     20,000 shares of stock were issued to a consultant  for services  valued at
     $10,000.

     500,000  warrants  issued  with a note  payable  valued  at  $150,616  were initially recorded as a discount on the debentures.  At September 30, 2002,
     $100,011 of the  discount  had been  amortized  and  recorded as  financing costs.

     $4,661,143 of debentures  and accrued  interest of $227,075 were  converted into  21,101,929  shares of stock with $466,771  being paid as a premium at conversion and recorded as financing costs.

     Approximately  $515,000 of capital  expenditures for oil and gas properties was included in accounts payable at September 30, 2002.

     During the nine  months  ended  September  30,  2001,  the  Company had the following transactions:

     44,000 shares of common stock valued at $16,500 were issued for  consulting services.

     A  $1,050,000  note  payable to was  assigned  from Teton  Petroleum to its subsidiary  Goltech.  Goltech  paid off the  note  from  the  repayment  of intercompany  notes  payable by Goloil,  which  received the funds  through advances under notes payable from affiliate.  The Company  recorded the net reduction  of debt of $525,000  ($1,050,000  note payable less 50% share of the  $1,050,000  advances  from  affiliate)  as a reduction  to oil and gas properties.

           See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The  September  30, 2002  financial  statements  are  unaudited  and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating results for the interim periods.  The unaudited financial statements  as of  September  30,  2002,  as is  customary  in the  oil  and gas industry,  reflect a pro rata  consolidation  of the  Company's  50% interest in
Goltech  Petroleum,  LLC. The unaudited  financial  statements  contained herein should be read in  conjunction  with the financial  statements and notes thereto contained in the  Company's  financial  statements  for the year ended March 31,
2002. The results of operations for the period ended  September 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

Change in Year-End

As reported in the Company's Form 8-K dated October 22, 2002, after  considering
the  difficulties  of  consolidating   and  reporting  results  with  a  foreign
subsidiary  with a legally  mandated  December 31 fiscal  year,  the Company has decided to change  Teton  Petroleum's  fiscal  year-end  back to December 31 for consistency and in the interests of best reporting practices.

Foreign Currency Exchange Rates

The consolidated  financial  statements  reflect the Company's pro-rata share of
its  subsidiary   Goltech  Petroleum  that  is  consolidated  with  Goloil.  The conversion of the functional currency of Goloil (a Russian Company) in rubles to the  reporting  currency  of U.S.  dollars is based upon the  exchange  rates in effect.  The exchange  rates in effect at September 30, 2002 and 2001 were 31.71 and 29.44 rubles to the U.S. dollar,  respectively.  The average rates in effect during the three-month periods ended September 30, 2002 and 2001, were 31.60 and
29.35 rubles to the U.S. dollar, respectively.

Earnings Per Share

All potential dilutive securities have an antidilutive effect on earnings (loss)
per share and  accordingly,  basic and dilutive  weighted average shares are the same.

Note 2 - Goloil Notes Payable Advances from Affiliate

Advances from affiliates are advances under notes payable to Goloil from another memberholder  of Goltech.  Teton has not guaranteed any of these notes.  Amounts recorded are Teton's  proportionate  share of Goloil's  liability under pro-rata consolidation accounting procedures.

The Company's  share of advances on notes payable from an affiliate,  which were made to Goloil during the nine months ended September 30, 2002 were $1,740,155.

The  Company's  share of Goloil's  outstanding  borrowings at September 30, 2002 under notes  payable  from an  affiliate  consist of  $2,510,055,  under  twelve separate  notes with  interest  rates of 8.0%,  maturities  of December  2002 to
December 2003, all notes being secured by substantially all Goloil assets.

Note 3 - Notes Payable

The Company  paid-off notes payable  during the nine months ended  September 30,
2002, consisting of a note payable to an officer and stockholder for $94,210 and a related party notes payable to stockholders totaling $500,000.

The  Company  also  received  proceeds  of  $300,000  on a note  payable  from a stockholder.  In connection with the note,  500,000  warrants valued at $150,016 were issued. At September 30, 2002,  $100,011 of the discount had been amortized and  recorded as  financing  costs.  The Company  paid off this note in November
2002.  The  Company has  recorded  the value of these  warrants  using the Black
Scholes  option-pricing  model using the  following  assumptions:  volatility of
138%, a risk-free rate of 4.5%, zero dividend  payments,  and a life of 2 years.
The note was paid-off by the Company in November of 2002.

Note 4 - Convertible Debentures

During the nine months ended September 30, 2002, the Company  received  proceeds of  $4,163,143  from  the  private  placement  of  convertible  debentures.  The debentures  have a term of three  years  from  April 1,  2002  and  provide  for interest at 10% per annum  payable  annually.  The  debentures  provide that the holder may convert the  debenture  and  accrued  interest  into shares of common stock (a $.25 conversion rate).

The  debentures  also  include  warrants  to purchase  common  stock and have an exercise price of $.50 and a term of two years.  Each debenture  holder received one warrant for each $.25 of investment made in the debentures.

On September 1, 2002, the Company redeemed all debentures outstanding for shares of its common stock. The Debentures were redeemed at 110% of their face value by issuing one share of common stock for each $.25 of redemption value,  which also incorporates any accrued interest through  September 1, 2002.  Financing charges were recorded during the nine months ended September 30, 2002 for the difference between the cumulative 10% contractual  interest  accrued  through  September 1,
2002 and the 10% premium paid upon redemption, which totaled $466,771.

As a  result  of the  warrants  issued  with the  debentures  and  in-the  money
conversion   features  present  at  issuance,   non-cash  financing  charges  of
$4,714,625  were recorded.  While the stock to which the  conversion  rights and warrants apply is restricted  stock, the valuation with respect to this stock in calculating  the discount  was "as if" the stock was  immediately  salable.  The effect of this is to make the amount of discount  and its  related  amortization higher than it would  otherwise have been.  Management  believes these costs are non-recurring  and will manage future  capital  raising  programs to minimize or eliminate these costs.

Note 5 - Stockholders' Equity

During the three months ended  September 30, 2002, the Company issued  3,050,685 shares of common stock under private placement  offerings  receiving proceeds of approximately $692,505. In connection with the private placement offerings,  the
Company also issued a warrant for each $0.25 stock investment. The warrants have a term of two years and an exercise price of $0.50.

Additional funds from private placement  offerings after September 30, 2002 were also received.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended September 30, 2002 compared to September 30, 2001

The Company had revenues from oil and gas production of $2,204,613 for the three months  ended  September  30, 2002 as compared to $401,790  for the three months ended  September  30,  2001.  The change in sales is related to the  increase in production  from  32,800 bbls to 137,500  bbls,  net to Teton.  The  increase in production is due primarily to greater  production,  and to a lesser extent, the fact that our pipeline was operational in 2002 and not in 2001, which restricted shipments  in 2001.  The  increase in  production  is due  primarily  to greater production from additional wells. The number of producing wells increased from 4 to 12 as a result of our more aggressive drilling program and an increase in our and our  partner's  capital  investments  in the field.  Average  price per bbl.
increased  from  $12.36 to $16.03  from 2001 to 2002,  as a result of an average increase in oil prices compared to the same period in the prior year.

Cost of oil and gas  production  increased  to  $2,321,285  for the three months ended  September 30, 2002 from $225,302 for the three months ended September 30,
2001 due to the Company's increased production capacities.  The average cost per bbl.  increased  from an average of $6.86 per bbl. to $16.88 per bbl. due to the
Company  bearing all of the lifting costs including those on the Company's share of  approximately  137,500  bbls which were sold by  Goloil,  with the  proceeds transmitted as a production payment to an affiliate of our Russian partner,  who drilled  four wells and  completed  the  pipeline in 2001 at no cost to Teton in exchange for the production payment.

On a per bbl  basis  the  Company  costs per bbl.  increased  due to  additional infrastructure  costs to support the additional  production,  an increase in the
Russian  extraction  tax, which is indexed to the world price of URALS blend oil and is charged on both  domestic  and export  sales where the domestic oil price did not  increase  proportionately,  and  the  restructuring  of the  production payment  from a payment in kind to a payment as a  percentage  of revenues  from both domestic and export sales,  effective April 1, 2002. The production payment restructuring can result in a positive or negative impact to the payment amount, depending on the  relative  values of the prices of domestic and export oil. The impact for the three months ended  September 30, 2002 was an increase in Teton's cost of approximately $496,000. This restructuring change has yet to be approved by Teton,  and  discussions  with  Goloil  management  and the  Russian  partner regarding the change have been initiated in conjunction with all of the contract renegotiations discussed in the last paragraph below.

General and  administrative  expenses of $588,152  were  incurred  for the three months  ended  September  30, 2002 as compared to $393,394  for the three months ended September 30, 2001. The increase of general and administrative expenses of
$194,758 reflects an increase in consulting costs of approximately $150,000 as a result of  additional  oil and gas  consultants  used to assist  with  Company's
Russian  operations and financial  consultants  involved in creating  additional market  awareness of the Company as well as identifying  additional  sources for future capital  raising.  Of the consulting costs incurred $74,000 were non-cash compared to $0 for the prior period.  Increases in travel and  entertainment  of approximately  $100,000 due to increased travel and international  trips, offset by a decrease in legal and accounting costs of approximately $74,000.

Interest  expense for the three months ended  September  30, 2002 was $52,675 as compared to $36,231 for the three months ended September 30, 2001. This increase is due to the  increase  in loans from  affiliate  to finance  further oil field development in Russia which was partially offset be a decrease in interest rates on the affiliate debt of Goloil of  approximately  2%.  Additional  interest was also incurred on convertible  debentures  which were outstanding for part of the period in 2002 compared to no debentures outstanding during 2001.

The Company also incurred  financing costs of $1,390,951 during the three months ended September 30, 2002 for the  amortization  of discount  related to warrants issued in connection with certain  related party notes payable of  approximately
$100,000  (non-cash),  amortization  of the discount on warrants issued with the convertible  debentures of  approximately  $81,000  (non-cash) and  in-the-money conversion feature discounts of approximately  $754,000  (non-cash)  immediately recognized,  and  $456,000 of expenses  paid  related to the 10% premium paid in common stock upon the conversion of the  debentures on September 1, 2002.  While the stock to which the conversion rights and warrants apply is restricted stock, the valuation with respect to this stock in calculating the discount was "as if"
the stock was immediately  salable.  The effect of this is to make the amount of discount and its related  amortization higher than it would otherwise have been.
Management believes these costs are non-recurring and will manage future capital raising programs to minimize or eliminate these costs.

The  company  reported  a loss of  $2,216,169  or $(0.07)  per  share,  however, excluding non-cash financing charges of approximately $1,391,000,  the Company's loss would be adjusted to approximately $825,000 or $(.03) per share.

Nine Months Ended September 30, 2002 compared to September 30, 2001

The Company had revenues from oil and gas  production of $4,305,274 for the nine months ended  September 30, 2002 as compared to  $1,116,664  for the nine months ended  September  30,  2001.  The change in sales is related to the  increase in production  from  58,500 bbls to 298,000  bbls,  net to Teton.  The  increase in production is due primarily to greater  production,  and to a lesser extent, the fact that our pipeline was operational in 2002 and not in 2001, which restricted shipments in 2001.  Average price per bbl.  decreased from $19.11 to $14.45 from
2001 to 2002, as a result of the mix in oil sales, which in 2002 included export sales of approximately  37% with a higher average price per bbl. compared to 56%
export sales in 2001.

Cost of oil and gas production increased to $3,978,242 for the nine months ended
September  30, 2002 from  $515,531 for the nine months ended  September 30, 2001 due to the Company's increased production capacities.

The average cost per bbl.  increased from an average of $8.82 per bbl. to $13.35 per bbl. due to the Company  bearing all of the lifting costs including those on the  Company's  share of  approximately  282,000 bbls in 2002 compared to 32,800 bbls in 2001,  which were sold by Goloil,  with the  proceeds  transmitted  as a production  payment to an  affiliate  of our Russian  partner,  who drilled four wells and completed the pipeline in 2001 at no cost to Teton in exchange for the production payment.

On a per bbl  basis  the  Company  costs per bbl.  increased  due to  additional infrastructure  costs to support the additional  production,  an increase in the
Russian  extraction  tax, which is indexed to the world price of URALS blend oil and is charged on both  domestic  and export  sales where the domestic oil price did not increase proportionately and the restructuring of the production payment from a payment  in kind to a  payment  as a  percentage  of  revenues  from both domestic and export  sales,  effective  April 1, 2002.  The  production  payment restructuring can result in a positive or negative impact to the payment amount, depending on the  relative  values of the prices of domestic and export oil. The impact for the nine months ended  September  30, 2002 was an increase in Teton's cost  of  approximately  $789,000.  This  restructuring  change  has yet to be -
approved  by Teton,  and  discussions  with  Goloil  management  and the Russian partner  regarding the change have been initiated in conjunction with all of the contract renegotiations discussed in the last paragraph below.

General and  administrative  expenses of  $2,333,677  were incurred for the nine months ended  September 30, 2002 as compared to  $1,170,899  for the nine months ended September 30, 2001. The increase of general and administrative expenses of
$1,162,778 reflects an increase in consulting costs of approximately $738,000 as a result of additional  oil and gas  consultants  used to assist with  Company's
Russian  operations and financial  consultants  involved in creating  additional market  awareness of the Company as well as identifying  additional  sources for future capital raising.  Of the consulting costs incurred $226,000 were non-cash compared  to $16,500 for the prior  period.  Increases  in legal and  accounting costs of approximately  $60,000 related to increased general corporate  activity and  the  private  placement  of  convertible  debentures,  marketing  costs  of
approximately   $200,000  due  to  increased   public   relations,   travel  and
entertainment   of   approximately   $150,000  due  to   increased   travel  and
international trips, and increased overhead of Goloil of approximately  $200,000 due to the increase in operations and production  volume.  These  increases were offset by a decrease in officer compensation of approximately $75,000.

Interest  expense for the nine months ended  September  30, 2002 was $386,176 as compared to $135,381 for the nine months ended September 30, 2001. This increase is due to the  increase  in loans from  affiliate  to finance  further oil field development in Russia which was partially offset be an average decrease in rates on these advances of 2%, additional interest on higher balances of notes payable outstanding in 2002 and  convertible  debentures  outstanding in 2002 which were not present in 2001.

Other income  decreased  due to  approximately  $50,000  being  received for oil processing reimbursement in 2001, which did not occur in 2002.

The Company also incurred  financing costs of $5,444,901  during the nine months ended September 30, 2002 for the  amortization  of discount  related to warrants issued in  connection  with  certain  related  party  notes  payable of $304,000
(non-cash), amortization of the discount on warrants issued with the convertible
debentures  and  in-the-money   conversion   feature   discounts  of  $4,558,000
(non-cash) immediately recognized,  and $467,000 of expenses paid related to the
10%  premium  paid in common  stock upon the  conversion  of the  debentures  on
September 1, 2002.  The remainder of these costs were expenses paid related to a debenture purchase agreement with a potential investor that was not consummated.
While the stock to which the conversion  rights and warrants apply is restricted stock,  the valuation with respect to this stock in calculating the discount was
"as if" the stock was  immediately  salable.  The  effect of this is to make the amount of discount and its related  amortization  higher than it would otherwise have been.  Management  believes these costs are  non-recurring  and will manage future capital raising programs to minimize or eliminate these costs.

The  company  reported  a loss of  $7,927,782  or  $(.26)  per  share,  however, excluding non-cash financing charges of approximately $5,328,000,  the Company's loss would be adjusted to approximately $2,600,000 or $(.09) per share.

Liquidity and Capital Resources

The Company has cash balances of $ 421,566 at September 30, 2002, with a working capital deficit of $870,936. Cash used from operations totaled $3,337,822,  with non-cash  adjustments  to cash used in  operations  including  depreciation  and depletion of $149,806,  $225,540 of stock issued for services and debentures and warrants issued for services  recognized in the current period, and amortization of discounts on notes  payable and  debentures  and other  financing  charges of
$5,327,989.

The Company  used  $2,593,207  of cash in  investing  activities,  which was all associated  with oil and gas property and  equipment  expenditures.  The Company also financed  capital  expenditures on oil and gas properties of  approximately
$515,000  through  accounts  payable.  The Company  financed the cash portion of
capital   expenditures  through  advances  from  affiliates  and  proceeds  from convertible  debentures.  The Company continues to expect significant additional investments to be made in the future to drill and develop  additional  producing wells.

The Company had cash  provided by  financing  activities  of  $6,280,093,  which consisted  of proceeds  received  from  debentures,  stock  issuances  and notes
payable  from   shareholders  of  $5,136,148  and  note  payable  advances  from affiliates  of  $1,740,155,  which  were  partially  offset by  payment on notes payable of $594,210.  The cash received through financing activities allowed the
Company to pay down accounts payable existing  accounts payable balances in both the U.S. and Russia.

The Company  anticipates  future operations and significant oil and gas property expenditures  will be able to be funded  through a  combination  of note payable advances from an affiliate,  cash raised from raising debt and equity  financing and  production of oil and gas  reserves.  There can be no assurance the Company will be able to fund its share of cash calls for capital expenditures to further develop  the  Goloil  license  area as well as  potential  development  of other license  areas.  Should the Company be unable to remain  current on its share of capital  expenditure  cash calls,  Teton's  portion of future  revenues could be reduced.

The Company  anticipates  obtaining  100%  control over its  subsidiary  Goltech
Petroleum,  with the other owner exchanging its interest for direct ownership in
Goloil.  Contract renegotiations and restructuring are not complete. The Company does not anticipate that this change in ownership structure will impact Goloil's operations in the immediate future.

Item 3.     CONTROLS AND PROCEDURES

Within 90 days of filing this report,  Teton's  principal  executive officer and principal  financial  officer  reviewed  the  effectiveness  of  our  disclosure controls and  procedures,  as defined in Rules 13a-14(c) and 15d-14(c) under the
Securities Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, we have implemented a new disclosure  procedure  commencing with the preparation of this  report.  Under  this  new  procedure,  Teton,  in  connection  with the preparation  of reports  under the  Exchange  Act,  will make a written  inquiry directed to management of its operating  subsidiary,  Goloil,  a Russian  closed joint stock company.  Such inquiry will request that Goloil  disclose in writing any reportable events, which have occurred at the Goloil level during the period covered  by the  report,  which  have not been  previously  reported  to Teton's management.  In addition,  in November 2002, Teton intends to meet with Goloil's management.  One of the topics for discussion is the timely disclosure by Goloil of any events  which  might  trigger  Teton's  reporting  obligations  under the
Exchange Act.  This meeting may result in our adoption of additional  disclosure controls and procedures.

Except  as set  forth  above,  there  have been no  significant  changes  in our internal  controls and  procedures or in other factors that could  significantly affect  these  controls  subsequent  to  the  date  of the  principal  executive officer's  and  principal  financial  officer's  evaluation  of  our  disclosure controls and procedures.

                           PART II. OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.

Teton raised  $1,302,505  through the sale of its securities  during the quarter ended  September  30, 2002.  Of that  amount,  $610,000 was from the sale of our subordinated  convertible debentures and $692,505 was from the sale of 3,050,685 shares of our common stock.  Such sales were not registered under the Securities
Act of 1933,  as amended  (the  "Act").  These  sales  were part of our  private offering, which began during the quarter ended March 31, 2002.

Additionally,  purchasers in the offering  received a stock purchase  warrant to purchase  four  additional  shares of common  stock of Teton for each  dollar of principal  amount  of  debentures  purchased  or each  dollar  of  common  stock purchased.  The exercise  price of the warrants is $.50 per share.  The warrants expire two years from the date of issuance.  The debentures,  common stock,  and
warrants   sold  in  the  offering  are  referred  to  in  this  report  as  the
"securities."

During the quarter ended September 30, 2002, all outstanding  debentures  issued in the offering were  redeemed.  As provided in the  debentures,  the redemption price  for the  debentures  was  equal to 110% of the  principal  amount  of the debentures,  plus accrued  interest.  The redemption price was paid in shares of common stock of Teton, valued at $.25 per share. A total of 21,101,929 shares of our common stock were issued in  connection  with the  redemption  of debentures issued in the offering and to consultants for services rendered to Teton.

In September 2002, the offering was  restructured to sell shares of common stock in lieu of debentures. The purchase price per share was $.227 per share.

The total amount of  securities  sold in the offering  since the offering  began through September 30, 2002, was $5,086,148.  Of that amount, $2,428,331 was sold to US persons,  as such term is defined in Rule 902 of the Act ("US  Investors")
and $2,657,817 was sold to non-US  Investors.  Such amounts include the issuance of a $250,000  debenture in  consideration  of the  purchaser's  cancellation of
Teton's $250,000 promissory note.

The securities were sold to current  shareholders  of Teton,  officers of Teton, other persons known to our  management  through prior business  transactions  or personal relationships,  and to certain institutional purchasers. We did not use any public  solicitation  or  advertisements  in connection with the sale of the securities.  Furthermore,  we did not  use the  services  of an  underwriter  in connection with the sale of the securities.

In  connection  with sales of securities  made to US Investors,  Teton relied on exemptions from registration set forth in Section 4(2) of the Act and Regulation
D,  Rule 505 of the Act.  Teton and each US  Investor  entered  into a  purchase agreement  with respect to the  acquisition  of the  securities.  The  agreement included  representations  concerning  the  investor's  intent  to  acquire  the securities for  investment  only and not with a view towards  distribution.  The agreement  also  disclosed  that the  securities  being  acquired  have not been registered under the Act. The purchase agreement,  debenture, stock certificate, and warrant  provide that future  disposition  of the  securities  is restricted except in compliance with the Act and state securities laws.

In connection with sales made to non-US Investors,  Teton relied on an exemption from  registration  provided under Regulation S promulgated under the Act. Teton and each non-US Investor  entered into a purchase  agreement with respect to the purchase of the securities.  The agreement included  representations  concerning the investor's intent to acquire the securities for investment only and not with a  view  towards  distribution.  Transfers  of the  securities  held  by  non-US
Investors are also restricted in accordance with Regulation S.

During the quarter ended September 30, 2002, we also issued 20,000 shares of our common stock to a former  consultant.  The shares were issued in connection with the consultant's  release of any claims against Teton, its president,  and Teton
Oil (USA)  Limited.  Teton issued such shares in reliance on the exemption  from registration  set forth in  Section  4(2) of the Act.  Teton  also  issued  stop transfer  instructions  to its  transfer  agent with  respect to such  shares to ensure  that  any  transfer  of the  shares  complies  with  federal  and  state securities laws.

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

Date: November 19, 2002                   TETON PETROLEUM COMPANY

                                          By: /s/ H. Howard Cooper
                                                  H. Howard Cooper,
                                                  Chief Executive Officer

Date: November 19, 2002                   By: /s/ Thomas F. Conroy
                                                  Thomas F. Conroy,
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                  CERTIFICATIONS

      I, H. Howard Cooper, certify that:

1.I have  reviewed  this  quarterly  report on Form  10-QSB  of Teton  Petroleum
Company;

2.Based on my  knowledge,  this  quarterly  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.Based  on  my  knowledge,  the  financial  statements,   and  other  financial
information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.The  registrant's  other  certifying   officers  and  I  are  responsible  for
establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.) designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

          b.)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls  and  procedures  as of a date  within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.)  presented  in this  quarterly  report our  conclusions  about the effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed,  based on our most recent evaluation,  to the registrant's auditors and the audit committee of
registrant's   board  of  directors  (or  persons   performing   the  equivalent
functions):

          a.)  all  significant  deficiencies  in the  design  or  operation  of internal controls which could adversely affect the registrant's  ability to record,  process,  summarize and report  financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
     and

          b.) any fraud,  whether or not material,  that involves  management or other employees who have a significant  role in the  registrant's  internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002                  /s/ H. Howard Cooper
                                              H. Howard Cooper,
                                              Chief Executive Officer

      I, Thomas F. Conroy, certify that:

     1. I have reviewed this quarterly  report on Form 10-QSB of Teton Petroleum
Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

     3. Based on my knowledge,  the financial  statements,  and other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The  registrant's  other  certifying  officers and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.) designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

          b.)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls  and  procedures  as of a date  within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.)  presented  in this  quarterly  report our  conclusions  about the effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying  officers and I have disclosed,  based on our most  recent  evaluation,  to the  registrant's  auditors  and the  audit committee  of  registrant's  board  of  directors  (or  persons  performing  the equivalent functions):

          a.)  all  significant  deficiencies  in the  design  or  operation  of internal controls which could adversely affect the registrant's  ability to record,  process,  summarize and report  financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
     and

          b.) any fraud,  whether or not material,  that involves  management or other employees who have a significant  role in the  registrant's  internal controls; and

     6. The registrant's other certifying  officers and I have indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002                  /s/ Thomas F. Conroy
                                          Thomas F. Conroy,
                                          Chief (Principal) Financial Officer