Form 10KSB
period 2002-12-31
TETON PETROLEUM CO
filed 2003-03-31
CIK 1131072

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                         Commission File No. 000-31170

                             TETON PETROLEUM COMPANY
                 (Name of small business issuer in its charter)

         DELAWARE                                        1482290
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                            1600 Broadway, Suite 2400
                            Denver, Co. 80202 - 4921
                    (Address of principal executive offices)

Issuer's telephone number:  970.870.1417

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act  during the  preceding  12 months (or for such shorter  period that the  Registrant  was required to file such reports) and (2)
has been subject to such filing  requirements for the past 90 days. YES [X] NO [
]

Check if disclosure  of delinquent  filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure  will be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was $6,923,320.

The  aggregate  market value of the common stock held by  non-affiliates  of the
issuer,   64,272,101  shares  of  common  stock,  as  of  March  24,  2003,  was approximately  $23,330,772,  based on the closing bid of $.363 for the  issuer's common stock as reported on the OTC Bulletin Board.  Shares of common stock held by each director,  each officer named in Item 9, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March  25,  2003,  the  issuer  had  75,942,909  shares  of  common  stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format (Check one):  YES    [  ]   NO[X]

                                     PART I

     Teton Petroleum Company, through its consolidated subsidiaries,  is engaged in oil and gas  exploration,  development,  and  production in Western  Siberia,
Russia.

     In 2001,  four wells were drilled and completed on the license  area.  This brought the total number of producing wells on the license area to 7. At the end of 2001, the field was producing approximately 2,500 barrels of oil per day, 625 barrels  of oil  per  day  net to  Teton.  The  construction  of a  40-kilometer
(25-mile) pipeline was also completed.  The pipeline enables us to transport and produce oil on a year-round  basis. In 2002, 6 additional wells were drilled and completed on the license area.  This brought the total number of producing wells on  the  license  area  to  13.  As of  March  2003,  the  field  was  producing approximately 7,000 barrels of oil per day, 1750 barrels per day net to Teton.

     Teton  reorganized  its structure in 2002.  After MOT withdrew from Goltech
Petroleum,  LLC, Teton became the sole owner of Goltech. Goltech owns 35.295% of the shares of Goloil. Goloil holds the oil and gas license. In this report, "We"
or "Teton" may include activities conducted by Teton, Goltech, and/or Goloil.

     In 2002,  Teton  raised net  proceeds of  $4,143,643  from the  issuance of convertible  debt,  which  was  converted  into  common  stock and  warrants  on
September 1, 2002, and  $3,333,460  from the sales of common stock under private placement  offerings.  Thus, at the end of 2002,  Teton had no outstanding  debt obligations.

     On March 19, 2003, the  shareholders  at the annual meeting of shareholders took the following actions:

     1.   Elected H. Howard Cooper,  Thomas F. Conroy, Karl F. Arleth, and James
          C. Woodcock as directors.

     2.   Adopted  an  amendment  to  Teton's   certificate   of   incorporation
          increasing  the  authorized  amount of capital stock from  100,000,000 shares to 275,000,000  shares of which 25,000,000 shares will be blank check preferred stock.

     3.   Approved the 2003 Stock Option Plan.

     4.   Approved a one-for-twelve reverse stock split of our common stock.

     5.   Ratified the board of directors' selection of Ehrhardt Keefe Steiner &
          Hottman PC as the  corporation's  independent  auditors for the fiscal year ending December 31, 2003.

                  Caution Concerning Forward-Looking Statements

We  have   included  in  this   report,   statements   which  are   intended  as
"forward-looking  statements" under the Private Securities Litigation Reform Act of 1995. These include  statements that are not simply a statement of historical fact but describe what we "believe,"  "anticipate,"  or "expect" will occur.  We caution you not to place undue reliance on the  forward-looking  statements made in this report.  Although we believe these statements are reasonable,  there are many factors, which may affect our expectation of our operations.  These factors include, among other things, the following:

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
     o    our accumulated deficit
     o    other factors discussed elsewhere in this document

Item 1.  DESCRIPTION OF BUSINESS.

Structure of Teton.

     Through our wholly-owned subsidiary,  Goltech Petroleum LLC, we own 35.295%
of Goloil. Mediterranean Overseas Trust (together with its affiliates, including
McGrady, Fenlex, Petromed, and Energosoyuz,  ("MOT")) owns 35.295% of Goloil and serves as Manager of Goloil.  InvestPetrol,  a Russian Joint Stock Company, owns the remainder (29.41%) of Goloil.

     Goloil holds the license to produce oil and gas in Western Siberia. MOT and
Teton (via Goltech) are  obligated to each fund 50% of the Capital  Expenditures of Goloil under their Memorandum of  Understanding.  Invest Petro is not funding any of this  development.  Based on the  current  structuring  of Goloil and the development  agreements  with Teton and MOT, until Goltech and MOT each has been repaid its  investments in Goloil,  each receives a proportion of the production and  revenues  from Goloil  (after the  production  payment to MOT) equal to the proportion of its  investment to the total  investments  in Goloil.  Since it is expected that this will continue for the  foreseeable  future,  when we describe
"net" amounts to Teton,  these  calculations are based on Teton's right (through its  ownership of Goltech) to receive 50% of the  production  and revenues  from
Goloil  (after the  production  payment to MOT).  The  agreements  affecting the
Goloil license are discussed below under "MOT Agreements."

     Goltech  Petroleum LLC is a limited  liability  company organized under the laws of Texas. For tax purposes it is treated as a partnership.  We are the sole manager of Goltech and have complete authority to manage its business.  Petromed
(MOT)  withdrew as a member and manager of Goltech in 2002. In  connection  with its withdrawal, Petromed received a distribution consisting of Goloil shares and return of its original $1 million contribution.

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

     A Russian  joint stock  company has no  obligation  to pay dividends to the holders of common shares. Any dividends paid to shareholders must be recommended by the board of directors  and then  approved by a majority  vote at the general meeting of shareholders.  The Memorandum of Understanding  between MOT and Teton
(the controlling shareholders) provides that any excess cash will be used to pay back investments on a quarterly basis.

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

     At March 2002, the full  $5,600,000  contemplated in the MOT agreements was invested by MOT. The pipeline and four of the wells were  completed in 2001. The fifth well was completed in early 2002.  Construction  of a processing  plant is also in progress and should be completed in 2003.

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

     In late 2002,  MOT elected to withdraw from Goltech in exchange for its 50%
of the shares in Goloil  held by  Goltech.  This has been  accomplished  under a
Memorandum of Understanding and withdrawal agreement. A new management agreement for Goloil is the process of being  completed and finalized  consistent with the intent  of the  MOU.  As part of  these  negotiations,  the  production  payment agreement was clarified to state a fixed term of 7 years from inception (July 1,
2000) and that all oil  received  under the  agreement  would be sold as Russian domestic oil, thus allowing  about 90% of the remainder to be sold in the export markets currently.

Production and Distribution.

A  glossary  of  certain  oil and gas  terms  used in this  report  is  found at
"DESCRIPTION OF PROPERTY--Glossary of Geologic Terms."

As of March 25, 2003, the wells on our license area were producing approximately
7,000 barrels per day (1,750 barrels net to Teton). Completion of a 40-kilometer
(25-mile) pipeline on June 4, 2001 has enabled oil to be pumped from these wells all year long.  Prior to completion of the pipeline,  no oil was produced during certain times of the year because of  transportation  difficulties.  At December
31, 2001,  seven wells were completed on our license area. At December 31, 2002,
13 wells were  completed on our license area.  For 2003, 5 additional  wells are planned to be drilled and completed.

Pursuant to the MOT agreements, MOT is entitled to a production payment in kind.
See " - MOT Agreements." The production  payment is projected to be completed in
June, 2007, based on revised leases negotiated in late 2002.

Teton also pays processing and  transportation  fees to a third party to process and place its oil in the  Trans-Siberia  pipeline.  The  current  charge for the processing and transportation is 2.5% of our daily production. Construction of a processing  facility on the license area is in progress.  When completed we will no longer incur the  third-party  processing  charge.  We expect the  processing facility will be completed in the second quarter of 2003.

Teton's  share of the oil  production  is sold in Poland,  Germany,  Belorussia,
Ukraine and Russia.  Sales in Poland,  Germany,  Ukraine and  Belorussia  are in
United States dollars. Oil sold in Russia is in rubles. Pursuant to the terms of the Goloil  license and pipeline  quotas issued by  Trans-Neft,  the  government owned pipeline  monopoly,  up to a maximum of 35% of Goloil's oil production may be sold  outside  of the  CIS and an  additional  10% can be sold to  other  CIS states.  Currently,  MOT is required to sell the oil it receives as a production payment into the Russian domestic market.  Thus, until the production payment is paid in full, we are able to sell 90% of our share of the production  outside of
Russia.  Currently there are no long-term  contracts for the sale of our oil. We currently are not dependent on any principal customer.

The chart below sets forth  certain  production  data for the last three  fiscal years.  Additional  oil  and  gas  disclosure  can be  found  in  Note 12 of the
Financial Statements.

                                 PRODUCTION DATA

Year Ended December 31                   2002             2001           2000

Total Gross Oil Production,
 barrels ........................     1,884,933         425,459        178,331
Total Gross Gas Production, MCF .             0               0              0
Net Oil Production, barrel(1) ...       471,233          94,879        142,664
Net Gas Production, MCF .........             0               0              0
Average Oil Sales Price,
 S/Bbl(2) .......................        $15.38          $16.43         $11.00
Average Gas Sales Price, S/MCF ..          0.00            0.00           0.00
Average Production Cost per
 Barrel (3) .....................         $9.96(4)       $11.22         $10.00
Gross Productive Wells ..........
Oil .............................            13               7              3
Gas .............................             0               0              0
                                              -               -              -
          Total .................            13               7              3
Net Productive Wells(2)
Oil .............................           6.5             3.5            1.5
Gas .............................             0               0              0
                                      ---------         -------         ------
          Total .................           6.5             3.5            1.5

-----------

(1)  Net  production  and net  well  count is based  on  Teton's  effective  net interest  as of the end of each  year.  Prior  to  August  2000  and  after
     November, 2002, Teton owned 100% of the interests in Goltech.
(2)  Average oil sales prices is a combination of domestic  (Russian) and export price.  As a result of the MOU signed  December 1, 2002 and the increase in end of period oil prices, the current average price received by the company is $22.84 as of December 31, 2002.
(3)  Excludes production payment to MOT.
(4)  If the cost of the  production  payment,  which requires Teton to cover all lifting  and G&A costs,  is  included,  the cost per barrel net to Teton is
     $15.51 per barrel. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations."

The  following  chart  sets  forth  the  number  of  productive  wells  and  dry exploratory  and  productive  wells drilled and completed  during the last three fiscal years in the Goloil license area:

                                NET WELLS DRILLED

Year Ended December 31                 2002               2001                 2000
                                  --------------      -------------       --------------
                                  Gross   Net(1)      Gross  Net(1)       Gross   Net(1)
                                  --------------      -------------       --------------
Number of Wells Drilled
  Exploratory (Research)
      Productive                    0       0            1    .5            0       0
      Dry                           0       0            0     0            0       0
                                  --------------      -------------       --------------
                 Total              0       0            1    .5            0       0
   Development
      Productive                    6       3            3   1.5            2       1
      Dry                           0       0            0     0            0       0
                                  --------------      -------------       --------------
                 Total              6       3            3   1.5            2       1
                                  ==============      =============       ==============

----------
(1)  Net well count is based on Teton's  effective net interest as of the end of each year.  Prior to August  2000,  Teton  owned 100% of the  interests  in
     Goltech.  Subsequent  to August  2000 our  interest  was reduced to 50%. In
     November, 2002, it again became 100%.

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

Teton  expects to complete  its  feasibility  study of the Eguryak  license area pipeline  project in 2003.  This study is also funded  through a $300,000  grant from the TDA.  Teton has received  $255,000 of the grant amount.  The balance of the grant funds will be paid upon completion of the study. Teton may be required to repay the TDA the grant  amount if Teton  makes  certain  investments  in the
Eguryak license area prior to December 31, 2005.

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

Regulations Governing Russian Joint Stock Companies.

Russian  joint stock  companies are  corporate  entities with limited  liability similar to corporations formed under United States laws. Shareholders of Russian joint stock companies  generally are not liable for debts and obligations of the company.  However,  shareholders  of a bankrupt  joint stock company may be held liable for debts and obligations of the bankrupt  company if they have exercised their  authority  to undertake an action  knowing that  bankruptcy  would be the result of their actions. In closed joint stock companies,  i.e. companies with a limited  number of  shareholders,  such as Goloil,  any  transfer of shares by a shareholder  to a third party is subject to the  pre-emptive  right of the other shareholders to acquire such shares at the price offered to a third party.

Under  Russian law, a simple  majority of voting shares is sufficient to control adoption of most resolutions.  Resolutions  concerning  amendment of the company charter,  reorganizations  (including  mergers),  liquidation,  any  increase in authorized shares, or certain "large"  transactions  require the approval of the shareholders holding 75% of the outstanding shares.

A Russian  joint stock company has no obligation to pay dividends to the holders of common shares.  Any dividends paid to shareholders must be recommended by the board of directors and then  approved by a majority vote at the general  meeting of  shareholders.  Dividends may be paid every quarter of a year. The Memorandum of Understanding between MOT and Teton (the controlling  shareholders)  provides that any excess cash will be used to pay back investments on a quarterly basis.

Environmental Regulation.

The government of the Russian  Federations,  Ministry of Natural Resources,  and
other  agencies   establish  special  rules,   restrictions  and  standards  for
enterprises  conducting  activities  affecting  the  environment.   The  general
principle of Russian  environmental law is that any environmental damage must be fully  compensated.  Under  certain  circumstances,  top  officers of the entity causing substantial environmental damage may be subject to criminal liability.

The law of the Russian  Federation on subsoil requires that all users of subsoil ensure  safety of works  related to the use of subsoil and comply with  existing rules and standards of environment protection. Failure to comply with such rules and standards may result in termination or withdrawal of the Goloil license.

Goloil Taxation.

As a Russian resident entity, Goloil is subject to all applicable Russian taxes, many of which  currently  impose  a  significant  burden  on  profits.  The most significant Russian taxes and duties affecting Goloil include:

     (i)  20% value  added tax  (established  pursuant  to Chapter 21 of the Tax
          Code of Russia),  applicable  only to domestic sale of goods in Russia and the  Ukraine.  No value added tax is payable on goods  exported to the West from Russia;

     (ii) 20 to 24% profit tax which  includes 6% federal  profit tax, 12 to 16%
          regional profit tax and 2% local tax (in accordance with Chapter 25 of the Tax Code of Russia).  Russian law allows the carry forward and use of losses, subject to limitations;

     (iii)Income tax on  dividends  payable to  Goloil's  shareholders.  The tax must be  withheld  by  Goloil  from  the  amount  distributed  to each shareholder. The current rate of tax on dividends payable to corporate foreign shareholders is 15%. However,  dividends payable to Goltech, a
          United States resident company,  are subject to regulations  contained in the  United  States - Russia  tax  treaty  which  limits the tax on dividends payable to Goltech to 5% (as long as Goltech holds more than a 10% interest in Goloil);

     (iv) Tax  on  production  of  minerals  applicable  to  all  subsoil  users producing  minerals,  including  crude oil.  For the period  ending on
          December 31, 2004,  the tax is  temporarily  established at 340 rubles
          (ca. USD 10.83) per metric ton produced by the taxpayer  multiplied by a factor (F) calculated pursuant to the formula:

                 F = (U-8) x R/252

                 where:

                 U - means the average market price of Urals blend crude oil (in dollars per barrel) during the relevant tax period;

                 R - means the average ruble for dollar exchange rate quoted  by the Central Bank of Russia for the relevant tax period.

          After expiration of the temporary tax rate period,  the tax will apply at the rate of 16.5% of the value of the oil produced by the taxpayer;

     (v)  Unified social tax (established pursuant to Chapter 24 of the Tax Code of Russia) at the rate of up to 35.6% of the payroll;

     (vi) Transport tax  (established  pursuant to Chapter 28 of the Tax Code of
          Russia) payable by owners of motor vehicles at the rate established by regional  authorities  based on the type and  capacity of the vehicle.
          The maximum  amount of tax payable by an owner of a motor car per year is RUR 150 (ca. USD 4.78) per horsepower;

     (vii)Oil export duty,  currently in the amount of USD 25.9 per ton of crude oil being exported;

     (viii) Regional  property tax payable annually at 2% of the value of assets of the entity.

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

Employees.

Teton currently has four full time and four part time employee.  We also utilize the services of independent  contractors on an as-needed basis. Goloil currently employs  approximately 100 employees in Western Siberia and Moscow.  Goloil also uses independent contractors on as needed basis.

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

Proved Reserves and Present Value Information.

Our estimated  proved oil reserves and present value of the estimated future net revenues  attributable  to such reserves as of January 1, 2003, are based upon a report, as supplemented,  issued by the independent consulting firm of Gustavson
Associates,  Inc.  ("Gustavson"),  located in Boulder,  Colorado.  In June 2001, based on a supplemental letter issued by Gustavson,  our proved reserve estimate was reduced by 37.3 million  barrels gross (12.4 million  barrels net to Teton).
In the  supplemental  letter,  Gustavson  noted that  questions  had been raised concerning  the  sufficiency  and  completeness  of the data  used to  establish certain reserves  recoverable by secondary recovery methods were "proved." Thus,
Gustavson  withdrew those  reserves from the proved  category.  Subsequently,  a water flood feasibility  study was conducted by Gustavson.  Based on that study, our estimated proved reserves were increased by 57.5 million barrels gross (33.6 million barrels net to Teton).  Finally,  an update to the study using data from recently  drilled  wells and other  sources,  reduced the reserve  estimate to a proved amount of 39,6 million  barrels gross,  19.8 million net to Teton.  These reserve estimates include reserve  quantities which are required to be delivered under the  production  payment  and total 13.0  million  gross  barrels  and 6.5
million  net   barrels,   respectively.   This  update  also   determined   that
waterflooding  techniques  would not be needed for recovery in most areas of the field,  thereby reducing the future projected recovery costs  substantially.  In addition fewer wells would be required to be drilled reducing future development costs,  and  accordingly  as a result net  development  costs to Teton have been reduced from $91.2 million to $20.05 million.

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

As of  January 1,  2003,  our proved  reserves  are  estimated  at 19.8  million barrels,  net to Teton,  including quantities required to be delivered under the production payment as summarized below:

                                Before Profits Tax (2)                After Profits Tax (2)
                          -----------------------------------    ----------------------------
Case            Net              Total          Present Value       Total       Present Value
              Reserves,      Undiscounted        Discounted      Undiscounted    Discounted
               Billion    Cash flow, million    @10%, million    Cash Flow      @10%, million
               barrels(1)         US$                US$         million US$       US$
          --------------- ------------------    -------------    ------------   --------------

Proved             3.8           $11.61              $10.03           $9.91          $8.66
Developed
Producing

Proved             3.3           $11.82               $7.31           $9.01          $5.59
Developed
Non-Producing

Proved            12.7           $37.83              $16.69          $29.15         $12.57
Undeveloped

Total Proved      19.8           $61.26              $34.03          $48.07         $26.81

(1)  Quantities presented include 2.0 million PDP, 2.5 million PDNP, for a total of 6.5  million  barrels  (which  includes  the 2.0 million for PDP and 2.5 million for PDNP) required to be delivered  under a production  payment for proved  developed  producing,  proved  developed  non-producing,  and total proved reserves, respectively.

(2)  Cash flow amounts assume 50% economics net to Teton without payout. Teton's net share is 50% before payout and 35.295% after payout.

Reserve  estimates  were  decreased  in  the  current   projections  based  upon
assumptions  revised for additional  data derived from production and other data from the additional  wells producing in 2002.  While the reserve  estimates have decreased,  this additional data also decreased  estimated costs of recovery and other capital  investments as less wells will be needed and certain  portions of the field will not require water flood techniques to be used.

The results are net to Teton and include the impact of the  production  payments due MOT, and financing and debt repayment. The present value of estimated future net  revenues as of January 1, 2003,  has not been  adjusted  for income  taxes.
Teton is not  currently  incurring  any  repatriation  tax  liability due to the structuring  of  capital  input  as a  loan.  Management  believes  that  future repatriation  tax liabilities  will not be incurred if profits from this project are  invested  in  other  projects  within  Russia.  If  Teton  does  not  incur repatriation tax liability for the life of this project,  the undiscounted total before and after tax cash flow,  after  production  payments would be $61.26 and
$48.07  million or,  discounted  at 10%,  $34.03 and $26.81  million,  for total proved reserves.

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

Capital  expenditures  required to achieve the above cash flows are estimated at
$20.06  million net to Teton for  development of proved  reserves.  Based on our reserve analysis, we expect that cash flow from operations will fully cover both operating expenses and capital investment starting in 2005.

Our current  agreement  with MOT requires MOT and Teton to each fund half of the capital  expenditures  required for  development.  In the event we are unable to fund our portion of the capital  expenditures  and MOT proceeds with the planned development,  our share of the oil production will be decreased.  The reverse is also true.

Until cash flow from  operations is sufficient  to fund  operating  expenses and capital investment, Teton must raise additional capital or obtain debt financing to  fund  its  portion  of  capital  expenditures  or its  interest  in the  oil production  will be  reduced.  There  can be no  assurance  that  Teton  will be successful in raising such additional funds.

The following table sets forth the total gross and net developed acres and total gross and net underdeveloped  acres subject to the Goloil License as of December
31, 2002:

                       DEVELOPED AND UNDEVELOPED ACREAGE:

Eguryak License Area:
      Total Developed Acres
            Gross             1,236
            Net                 618
      Total Proved Undeveloped Acres
            Gross             2,000
            Net               1,000
      Total Other Undeveloped Acres
            Gross             5,778
            Net               2,889

Teton Offices.

Our  offices  are  located in Denver,  Colorado.  We lease our  offices  from an unaffiliated third party.

Item 3.  LEGAL PROCEEDINGS.

Teton currently is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were  submitted to a vote of our security  holders  during the fourth quarter of 2002.

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

     OTC BULLETIN BOARD

         2001 PERIOD                    HIGH                      LOW
         -----------                    ----                      ---

Fourth Quarter                          $.50                     $.17

         2002 PERIOD
         -----------

First Quarter                           $.67                     $.18
Second Quarter                          $.65                     $.36
Third Quarter                           $.60                     $.27
Fourth Quarter                          $.42                     $.21

         2003 PERIOD
         -----------

First Quarter                           $.46                     $.28

The quotations reflect interdealer prices without retail markup,  markdown, or a commission, and may not necessarily represent actual transactions.

Holders. As of March 25, 2003, there were approximately 247 holders of record of
Teton's common stock.

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

Pro-rata Consolidation.

We use the pro-rata  consolidation  method to reflect the financial position and results of operations of our now 100% owned subsidiary  Goltech  Petroleum,  LLC
(Goltech) that owns 35.295% of the  outstanding  stock of Goloil.  In the fourth quarter of 2002,  the other 50% owner of Goltech (MOT)  withdrew from Goltech in exchange for its 50% Interest in Goltech's  investment in Goloil (35.295% of the stock of Goloil).

Teton and MOT's  agreement  with  Goloil is that they will  receive all of their investment  back plus  interest  from the  profits  of Goloil  before  the other shareholder, Invest Petrol, can receive any distributions. Invest Petrol and its predecessor  shareowners  have not  contributed  any funds to the development of
Goloil's  license and its current  equity in Goloil is  negative,  so Teton (via
Goltech) and MOT have each been  absorbing 50% of Goloil  losses.  Invest Petrol will have no interest in Goloil's losses or profits for the foreseeable future.

Goloil  holds a license to develop  oil & gas  reserves  in Western  Siberia and constitutes the only significant asset we hold. Under the pro-rata consolidation method  we  include  the  assets,  liabilities,  revenues  and  expenses  of the consolidated accounts of Goltech. The intercompany  balances of Goloil,  Goltech and Teton do not fully eliminate under the pro-rata  consolidation  method,  and the remaining receivable on Teton's accounts has been included as a component of oil and gas  properties,  as this balance  will only be repaid  through net cash flow generated from oil and gas properties.

Recoverability of Oil & Gas Properties.

The  recoverability  of our  investment  in oil and gas  properties  is reviewed annually  and based on the net  discounted  cash flows to be  obtained  from our share of the  production of oil and gas by Goloil using  assumptions  similar to those in the reserve study prepared by an independent  petroleum  engineer.  The reserve  study is subject  to  inherent  limitations  and  uncertainties  and is prepared using economics for the Company's 100% interest in Goltech,  LLC, which includes the  Company's  share of a 35.295%  interest in Goloil.  If the average cost of oil production sold, the costs to produce and transport the oil for sale or further  development  capital  expenditures  change adversely to the Company, such  changes  could  cause a  material  write  down of our  investment  in such properties or  abandonment  altogether  of our continued  efforts to develop and produce  those  oil and gas  reserves.  Management  believes  that the  economic conditions  will remain  favorable  to the Company for the oil and gas prices it receives from production and the costs we incur for producing,  transporting and continued license development capital expenditures, and it will recover all such investments in its oil and gas properties.

Oil and Gas Reserves and Supplemental Information.

The  information  regarding  the Company's  share of oil and gas  reserves,  the changes  thereto  and the  resulting  net  cash  flows  are all  dependent  upon assumptions  used in preparing the Company's  annual  reserve study. A qualified independent  petroleum  engineer in  accordance  with  standards  of  applicable regulatory  agencies and the  Securities  and Exchange  Commission  definitions, prepares the  Company's  reserve  study.  That reserve  study is prepared  using economics for the Company's  100% interest in Goltech,  LLC,  which includes the
Company's 35.295% interest in Goloil. Such reserves and resultant net cash flows are subject to the inherent limitations in those estimates that include the cost of oil and gas  production,  costs related to future capital  expenditures,  the price per barrel of oil sales, the Company's share of those reserves, the taxing structure of the Russian Federation and other factors.  Changes in one or all of these items could cause a material  change in the reserve  estimates and the net cash flows from the sale of production generated from those reserves. Management believes that the current  assumptions  used in preparation of the reserve study are reasonable.

Results of Operations.

Comparison of Year Ended December 31, 2002 to December 31, 2001.

We had revenues from oil and gas  production of $6,923,320 for the twelve months ended  December 31, 2002 as compared to  $1,625,352  for the twelve months ended
December  31,  2001.  Revenues  were  increased  by a  significant  increase  in production  throughout 2002 as new wells came on line. "Net to Teton" production at December 31, 2002 was  approximately  1,750 barrels per day. This  production increase was partially offset by a reduction in the price per barrel received as explained further below.

Under a production payment agreement entered into to finance the completion of 5 wells in 2001 and 2002, the completion of a pipeline to the Trans Neft pipeline, and the  construction of a DNS plant  (scheduled for completion in 2003), 50% of the oil produced on the license  through June 30, 2007 is paid to the  financing entity,  which is an affiliate of MOT. The pipeline was  completed in June 2001, allowing Goloil to transport oil 12 months a year, rather than the previous 7 or
8 months per year, because of adverse weather conditions.

Effective  December  1,  2002,  as well as  prior  to  April  1,  2002,  all oil transferred under the agreement is counted as Russian domestic sales,  therefore the full Goloil  export  quota can be used for the  remaining  production.  This results currently in approximately 90% of Teton's net production being exported.
Between   April  1  and  December  1,  the   production   payment   participated
proportionately in export as well as domestic sales.

The Production changes resulted in net barrels of approximately 450,000 to Teton in 2002  compared to net barrels of  approximately  95,000 in 2001.  The average price per barrel we  received  decreased  in 2002 to  approximately  $15.38 from
$16.43 in 2001. Because the production payment was participating in export sales for a portion of the year,  the "net to Teton" sales in 2002  contained a larger portion of Russian  domestic sales than in 2001. In addition,  Russian  domestic prices,  particularly in the winter when ports are closed and tanker exports are precluded,  were lower than in 2001.  Higher export prices partially offset this difference.  As a result of  signing  the MOU on  December  1,  2002 and  higher current oil prices,  the Company was  receiving  an average  price per barrel at year-end of approximately  $22.84. The Company is optimistic that the oil prices received in 2003 will continue to remain higher than in the prior year.

Cost of oil and gas production before  Depreciation,  Depletion and Amortization increased  to  $2,741,303  for the twelve  months  ended  December 31, 2002 from
$1,068,250  or the twelve  months  ended  December  31,  2001.  The  increase of
$1,673,053  relates to substantial  increases in volume  produced to include oil produced under the production payments to MOT made for leasing new wells and the pipeline,  offset by  improved  efficiencies  from higher  production  and lower transportation costs in 2002.

Taxes other than income  taxes,  which  includes VAT,  excise,  mining and other applicable  taxes increased by $3,042,201 in 2002 to $3,537,990 from $495,789 in
2001.  The  increase  is a  result  of a  substantial  increase  in  the  mining
(extraction) tax, which is indexed to the World price of Oil regardless of where the oil is actually  sold.  The  increase  in mining tax  totaled  approximately
$2,430,000.  The  remaining  increase is due to  increased  sales  resulting  in increased VAT in 2002.

The economics of the cost to produce an average barrel of oil,  including taxes, decreased in 2002 from approximately  $10.18 to $9.96.  However,  as a result of the production  payment required with the Company covering all lifting costs and extraction  taxes,  the cost per barrel  net to the  Company  was  approximately
$15.51 per barrel as the Company had fewer barrels net to cover these costs.

A breakdown of costs and expenses per bbl. is as follows:

                                                2002                    2001
                                      -----------------------  ----------------------
Cost Category
                                         Before       Net of     Before      Net of
                                      Production   Production  Production  Production
                                        Payment      Payment    Payment      Payment
                                      -----------  ----------- ----------- ----------
Controllable Costs:
   Lifting Costs                            $1.62       $3.24       $2.75        5.50
   Goloil General & Administrative           0.73        1.46        1.62        3.24
                                      -----------  ----------- ----------- ----------

Total Controllable Costs                    $2.35       $4.70       $4.37       $8.74

Non-Controllable Costs:
   Mining & Misc. Taxes                      3.20        6.40        1.91        3.82
   Value Added Tax (VAT)                     0.80        0.80        0.53        0.53
   Transportation, Duties etc.               3.61        3.61        3.37        3.37
                                      -----------  ----------- ----------- ----------

TOTAL Costs                                 $9.96      $15.51      $10.18      $16.46
                                      ===========  =========== =========== ==========

Controllable costs, i.e. Lifting Costs and G&A Costs, have declined dramatically on a "per barrel" basis as a result of the higher  levels of production  and the efficiencies gained from that.

Taxes have risen,  however,  principally because of a new formula for the Mining or  Extraction  tax,  which is indexed to the World Price of Oil,  regardless of where the oil is sold.  In December,  this  resulted in a per barrel  mining tax that exceeded the per barrel receipts of sales in the Russian  domestic  market.
The disparity  between  world prices and prices in the domestic  market has been unusually large in 2002.

Currently,  because of the  renegotiated  production  payment,  Teton's share of
Goloil  production  may be sold 90% in the export  market and 10% in the Russian domestic market,  under a government  agency  (TransNeft)  allotment,  which the agency  can  change.  Domestic  oil sells at a lower  price,  but does not incur transportation  costs and other costs and taxes related to export. This resulted in a December  average  selling  price of $22.84 per barrel.  Having the revised
Production  Payment  in force for the full  year  2003  will have the  effect of raising the average price per barrel received without any increase in per barrel costs.

General and  administrative  expenses of $5,333,726 were incurred for the twelve months ended  December 31, 2002 as compared to $1,521,970  for the twelve months ended December 31, 2001. The increase in general and administrative  expenses of
$3,811,756  reflects a significant  increase in travel,  consulting,  legal, and accounting expenses in 2002. Increased capital raising required additional "road show"  activities,  public forum  presentations,  and increases in the number of individuals  participating in these activities.  This was reflected in increases in consulting fees, travel costs and legal fees. The addition of a COO, CFO, and a Russian accounting  consultant increased consulting fees and travel costs. The restructuring  of Goltech and the  renegotiation  of the production  payment and related  agreements also increased  legal fees and travel costs.  Goloil general and  administrative  expenses  increased in 2002 by approximately  $288,000 from
2001 due to the expanded  operations.  We expect that these expenses will return to a level of under $2,000,000 annually in 2003.

Depreciation,  depletion  and  amortization  was $451,930 for the twelve  months ended  December  31, 2002 as compared  to $45,313  for the twelve  months  ended
December 31, 2001. The increase in 2002 represents  increased  capitalized costs subject to depreciation and depletion,  and an increase in amortization  arising from changes in estimated recoverable reserves.

The Company also incurred financing costs of $5,498,106 during the twelve months ended  December 31, 2002 for the  amortization  of discount  related to warrants issued in  connection  with  certain  related  party  notes  payable of $354,000
(non-cash), amortization of the discount on warrants issued with the convertible
debentures  and  in-the-money   conversion   feature   discounts  of  $4,558,000
(non-cash) immediately recognized,  and $467,000 of expenses paid related to the
10%  premium  paid in common  stock upon the  conversion  of the  debentures  on
September 1, 2002.  The remainder of these costs were expenses paid related to a debenture purchase agreement with a potential investor that was not consummated.
While the stock to which the conversion  rights and warrants apply is restricted stock,  the valuation with respect to this stock in calculating the discount was
"as if" the stock was  immediately  salable.  The  effect of this is to make the amount of discount and its related  amortization  higher than it would otherwise have been.  Management  believes  these costs will not be  indicative  of future operations  and will  manage  future  capital  raising  programs  to minimize or eliminate these costs.

Other income increased for the twelve months ended December 31, 2002 by $42,370, principally from interest on Goloil notes.

Interest  expense for the twelve months ended  December 31, 2002 was $385,939 as compared to $161,019 for the twelve months ended December 31, 2001. The increase of $224,920  reflects cash and non-cash  interest costs on the convertible  debt outstanding for a portion of the year.

Of our net loss of $10.97  million,  we incurred  significant  non-cash  charges totaling  approximately  $6.95  million,  including  452,000  for  depreciation, depletion and amortization,  $1.1 million in equity compensation  charges issued for services provided and $5.4 million for financing charges associated with our convertible debentures issued. These charges accounted for $.18 per share of our
$.29 per share loss.

Liquidity and Capital Resources.

The Company has cash  balances of $712,013 at December 31, 2002,  with  positive working capital of $176,042.

The  Company  received  substantial  subscriptions  for Common  Stock  under its private placement offering in 2002. Through March 25, 2003,  $1,939,610 has been
received   under  these   subscriptions.   This  amount  has  been  recorded  as
Subscriptions Receivable at December 31, 2002.

Cash used from operations totaled $5,168,785,  including non-cash adjustments to
our  net  loss  of  10,973,923  for  452,000  of  depreciation,   depletion  and
amortization,  $1.1 million in equity  compensation  charges issued for services provided and $5.4 million for financing charges  associated with our convertible debentures issued.

The Company  used  $3,222,349  of cash in  investing  activities,  which was all invested in oil and gas property and equipment.

The Company had cash  provided  by  financing  activities  of  $9,061,418  which included  $4,143,643 net proceeds from issuance of Convertible  Debt,  which was called  on  September  1,  2002 in  exchange  for  Common  Stock  and  Warrents,
$3,333,460  net proceeds  received  from the sales of common stock under private placement offerings and, as part of the effects of the pro-rata consolidation of
Goloil,  advances from MOT to Goloil of $2,178,525.  Teton is not a guarantor to
MOT on the  advances to Goloil,  should  Goloil not be able to repay  them.  Net reductions in Notes Payable of $594,210 also occured.

Our current  agreement  with MOT requires MOT and Teton to each fund half of the capital  expenditures  required for  development.  In the event we are unable to fund our portion of the capital  expenditures  and MOT proceeds with the planned development,  our share of the oil production will be decreased.  The reverse is also true.

Capital  expenditures  (our 50%) required to achieve the cash flows projected in our reserve  report are now estimated at a total of $20.05  million net to Teton over the next 20 years for  development  of proved  reserves,  versus  the prior estimate  of $91.2  million  net to Teton  over 20 years.  Based on our  reserve analysis,  we expect  that cash flow to Teton from  operations  will fully cover both operating expenses and capital investment starting in 2005.

In 2003, we expect to invest approximately $6.5 million in capital expenditures.
We anticipate  that there will be sufficient  operating  revenue to fund a small percentage  of the  capital  expenditures.  Teton has  funded  approximately  $3 million of this amount at March 31, 2003. Teton must raise additional capital or obtain debt financing to fund the balance of the expected capital  expenditures.
There can be no guarantee  that Teton will be successful in raising these funds.
If we are unable to fund our proportionate  share of capital  expenditures,  MOT may fund our  shortfall,  in which  event,  our interest in  production  will be reduced.

Item 7.  FINANCIAL STATEMENTS.

                            TETON PETROLEUM COMPANY

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2002

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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Teton Petroleum Company
Denver, Colorado

We have audited the accompanying  consolidated  balance sheet of Teton Petroleum
Company as of December  31, 2002,  and the related  consolidated  statements  of operations and comprehensive loss, changes in stockholders' (deficit) equity and cash flows for the years ended  December 31, 2002 and 2001.  These  consolidated financial  statements are the  responsibility of the Company's  management.  Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Teton  Petroleum
Company as of December 31, 2002,  and the results of their  operations and their cash flows for the years ended  December  31, 2002 and 2001 in  conformity  with accounting principles generally accepted in the United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

March 28, 2003
Denver, Colorado

                             TETON PETROLEUM COMPANY

                           Consolidated Balance Sheet
                                December 31, 2002

                                     Assets

Current assets
   Cash ........................................................   $    712,013
   Proportionate share of accounts receivable ..................        642,525
   Proportionate share of accounts receivable (other) ..........        913,583
   Stock subscriptions receivable (paid in 2003) ...............      1,939,610
   Proportionate share of inventory ............................        502,989
   Prepaid expenses and other assets ...........................         91,446
                                                                   ------------
     Total current assets ......................................      4,802,166
                                                                   ------------

Non-current assets
   Oil and gas properties, net (successful efforts) ............      4,896,308
   Fixed assets, net ...........................................        313,921
                                                                   ------------
     Total non-current assets ..................................      5,210,229
                                                                   ------------

Total assets ...................................................   $ 10,012,395
                                                                   ============

                            Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities ....................   $    650,356
   Proportionate share of accounts payable and accrued
    liabilities ................................................      1,534,344
   Current portion of proportionate share of notes
    payable owed to affiliate ..................................      2,441,424
                                                                   ------------
     Total current liabilities .................................      4,626,124
                                                                   ------------

Non-current liabilities
   Proportionate share of notes payable advances owed
    to affiliate ...............................................        507,001
                                                                   ------------
     Total non-current liabilities .............................        507,001
                                                                   ------------
     Total liabilities .........................................      5,133,125
                                                                   ------------

Commitments and contingencies

Stockholders' equity
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 75,474,241 and 28,488,557 shares issued
    and outstanding at December 31, 2002 and 2001 ..............         75,474
   Additional paid-in capital ..................................     26,096,030
   Accumulated deficit .........................................    (22,022,734)
   Foreign currency translation adjustment .....................        730,500
                                                                   ------------
     Total stockholders' equity ................................      4,879,270
                                                                   ------------

Total liabilities and stockholders' equity .....................   $ 10,012,395
                                                                   ============
                 See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

          Consolidated Statements of Operations and Comprehensive Loss

                                                     For the Years Ended
                                                          December 31,
                                                  ---------------------------
                                                       2002          2001
                                                  ------------   ------------

Sales ..........................................  $  6,923,320   $  1,625,352

Cost of sales and expenses
   Oil and gas production ......................     2,741,303      1,068,250
   Taxes other than income taxes ...............     3,537,990        495,789
   General and administrative ..................     5,333,726      1,521,970
   Depreciation, depletion and amortization ....       451,930         45,313
                                                  ------------   ------------
     Total cost of sales and expenses ..........    12,064,949      3,131,322
                                                  ------------   ------------

Loss from operations ...........................    (5,141,629)    (1,505,970)
                                                  ------------   ------------

Other income (expense)
   Other income ................................        51,751          9,381
   Interest expense ............................      (385,939)      (161,019)
   Financing charges ...........................    (5,498,106)          --
                                                  ------------   ------------
      Total other income (expense) .............    (5,832,294)      (151,638)
                                                  ------------   ------------

Net loss .......................................   (10,973,923)    (1,657,608)

Other comprehensive loss, net of tax
   Effect of exchange rates ....................      (140,773)       (84,041)
                                                  ============   ============

Comprehensive loss .............................  $(11,114,696)  $ (1,741,649)
                                                   ===========   ============

Basic and diluted weighted average common shares
  outstanding ..................................    37,262,817     26,927,259
                                                  ============   ============

Basic and diluted loss per common share ........  $      (0.29)  $      (0.06)
                                                  ============   ============

                 See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

      Consolidated Statements of Changes in Stockholders' (Deficit) Equity
                 For the Years Ended December 31, 2002 and 2001

                                                                                                Foreign
                                                       Common Stock           Additional        Currency                           Total
                                                 --------------------------     Paid-in        Translation     Accumulated     Stockholders'
                                                    Shares       Amount         Capital        Adjustment        Deficit          Equity
                                                 -----------   ------------   ------------    ------------    ------------     ------------

Balance - December 31, 2000 .................     24,977,341   $     24,977   $  8,469,221    $    955,314    $ (9,391,203)    $     58,309

Common stock issued for cash ................      3,466,772          3,467      1,294,806            --              --          1,298,273

Common stock and warrants issued for services         44,444             44         32,581            --              --             32,625

Compensation for variable plan warrants .....           --             --          (30,000)           --              --            (30,000)

Net loss ....................................           --             --             --              --        (1,657,608)      (1,657,608)

Foreign currency translation adjustment .....           --             --             --           (84,041)           --            (84,041)
                                                 -----------   ------------   ------------    ------------    ------------     ------------

Balance - December 31, 2001 .................     28,488,557         28,488      9,766,608         871,273     (11,048,811)        (382,442)

Common stock issued for cash ................     14,684,845         14,685      3,318,775            --              --          3,333,460

Common stock subscriptions paid in 2003 .....      8,544,534          8,545      1,931,065            --              --          1,939,610

Common stock and warrants issued for services      2,654,376          2,654        834,472            --              --            837,126

Common stock issued for conversion of
 convertible debentures .....................     21,101,929         21,102      5,333,887            --              --          5,354,989

Warrants issued and in-the-money conversion
 feature on convertible debentures ..........           --             --        4,557,845            --              --          4,557,845

Warrants issued with notes payable ..........           --             --          150,016            --              --            150,016

Warrants issued in connection with extensions
 on notes payable ...........................           --             --          203,362            --              --            203,362

Net loss ....................................           --             --             --              --       (10,973,923)     (10,973,923)

Foreign currency translation adjustment .....           --             --             --          (140,773)           --           (140,773)
                                                 -----------   ------------   ------------    ------------    ------------     ------------

Balance - December 31, 2002 .................     75,474,241   $     75,474   $ 26,096,030    $    730,500    $(22,022,734)    $  4,879,270
                                                 ===========   ============   ============    ============    ============     ============

                 See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

                      Consolidated Statements of Cash Flows

                                                               For the Years Ended
                                                                   December 31,
                                                          ----------------------------
                                                              2002          2001
                                                          ------------    ------------
Cash flows from operating activities
  Net loss ............................................   $(10,973,923)   $ (1,657,608)
                                                          ------------    ------------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Depreciation, depletion, and amortization ..........        451,930          45,313
   Stock based compensation for variable plan warrants            --           (30,000)
   Stock and stock options issued for services and
     interest .........................................           --            32,625
   Warrants issued for notes payable extensions .......         46,582            --
   Stock and warrants issued for services .............        837,126            --
   Debentures issued for services .....................        267,500            --
   Amortization of debenture and note payable discounts      5,331,412            --
   Changes in assets and liabilities
     Accounts receivable ..............................     (1,048,608)       (331,225)
     Prepaid expenses and other assets ................        (57,446)        (18,063)
     Inventory ........................................       (313,489)       (134,456)
     Accounts payable and accrued liabilities .........        290,131         540,854
                                                          ------------    ------------
                                                             5,805,138         105,048
                                                          ------------    ------------
      Net cash used in operating activities ...........     (5,168,785)     (1,552,560)
                                                          ------------    ------------

Cash flows from investing activities
  Oil and gas properties and equipment expenditures ...     (3,222,349)       (322,398)
                                                          ------------    ------------
      Net cash used in investing activities ...........     (3,222,349)       (322,398)
                                                          ------------    ------------

Cash flows from financing activities
  Net proceeds from (payments on) advances owed to
   affiliates under notes payable .....................      2,178,525        (150,100)
  Proceeds from issuance of convertible debentures ....      4,143,643            --
  Issuance of common stock ............................           --         1,298,273
  Proceeds from notes payable .........................        300,000         637,000
  Payments on notes payable ...........................       (894,210)       (167,790)
  Issuance of common stock ............................      3,333,460            --
                                                          ------------    ------------
      Net cash provided by financing activities .......      9,061,418       1,617,383
                                                          ------------    ------------

Effect of exchange rates ..............................       (140,773)        (31,806)
                                                          ------------    ------------

Net increase (decrease) in cash .......................        529,511        (289,381)

Cash - beginning of year ..............................        182,502         471,883
                                                          ------------    ------------

Cash - end of year ....................................   $    712,013    $    182,502
                                                          ============    ============
Supplemental disclosure of cash flow information

Cash paid for:                      Interest
                                  ----------

    2002                          $    120,008
    2001                          $     28,123

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

          19,774,572 warrants were issued with convertible  debentures valued at
          $811,559 were initially  recorded as a discount on the debentures.  At
          December 31, 2002,  the full amount of the discount had been amortized as financing costs.

          In-the-money   conversion  features  on  convertible  debt  valued  at
          $3,746,285 were recognized as financing costs.

          The Company issued 1,724,138 warrants in connection with related party notes  payable of $450,000  and $50,000.  The warrants  were valued at
          $156,781 and recorded as financing costs.

          $267,500 of convertible  debentures with 1,070,000  warrants valued at
          $14,250  for a total  amount of $281,750  were  issued for  consulting services.

          500,000  warrants  issued with a note payable  valued at $150,016 were initially recorded as a discount on the note payable.  At December 31,
          2002 the full  discount had been  amortized  and recorded as financing costs.

          $4,661,143  of  debentures  and  accrued  interest  of  $227,075  were converted into 21,101,929  shares of stock with $466,771 being paid as a premium at conversion and recorded as financing costs.

          2,654,376  shares of stock were  issued to  consultants  for  services valued at $607,790.

          1,600,000  warrants were issued to consultants  for services valued at
          $215,086.

          Approximately  $1,142,000  of  capital  expenditures  for  oil and gas properties were included in accounts payable at December 31, 2002.

          During the fourth quarter of 2002, the Company received  $1,939,610 of stock subscriptions receivable for 8,544,534 shares of stock. The cash for these subscriptions were paid during the first quarter of 2003.

     During 2001, the Company had the following transactions:

          44,444  shares  of  common  stock  valued at  $16,667  were  issued in exchange for consulting services.

          100,000 stock  warrants  valued at $15,958 were issued in exchange for consulting services.

          The Company  assigned a $1,050,000  note payable to Goloil,  which was then  repaid  from  advances  received  under  notes  payable  owed to affiliate.  The Company recorded the net reduction of debt of $525,000
          ($1,050,000  note  payable less 50% share of the  $1,050,000  advances from affiliate) as a reduction to oil and gas properties.

                 See notes to consolidated financial statements.

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

The  exploration and  development of oil and gas reserves  involves  significant financial  risks.  The  ability  of the  Company  to meet  its  obligations  and commitments under the terms and conditions of its licensing agreements and carry out its planned  exploration  activities is dependent upon  continued  financial support from its stockholders,  the ability to develop economically  recoverable reserves,  and its ability to obtain necessary financing to complete development of the reserves.

Should the Company's  licenses be revoked as a result of changes in legislation, title  disputes or failure to comply with license  agreements,  there would be a material write-down of the oil and gas properties. The accompanying consolidated financial  statements do not reflect any adjustments that may be required due to these uncertainties.

The United  States dollar is the  principal  currency of the Company's  business and,  accordingly,  these  consolidated  financial  statements  are expressed in
United States dollars.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Teton
Petroleum  Company  and its wholly  owned  subsidiary,  Goltech  Petroleum,  LLC
("Goltech").  All intercompany accounts and transactions have been eliminated in consolidation.

Previously  the  Company  owned a 50%  interest  in  Goltech  which had a 70.59%
interest in ZAO Goloil. Accordingly ZAO Goloil was consolidated into Goltech and we reflected  our 50% share of Goltech.  As of December 31, 2002,  the other 50%
member of Goltech  relinquished  their  ownership  interest  in  exchange  for a
35.295%  direct  ownership   interest  in  ZAO  Goloil.  The  audited  financial
statements  as of December 31, 2002 and 2001, as is customary in the oil and gas industry,  reflect a pro-rata  consolidation  of the  Company's  interest in ZAO
Goloil  (a  Russian  Company)  through  its  wholly  owned  subsidiary  Goltech.
Management believes this to be the most meaningful presentation as the Company's only significant asset is its investment in Goltech Petroleum,  LLC. The Company is  required  to provide  50% of the  capital  expenditure  requirements  and is entitled to a 50% operating  interest until repayment of its investment  occurs.
Under the pro-rata  consolidation method the Company includes its pro-rata share of the assets (50%), liabilities (50%), revenues (50%) and expenses (50%) of the accounts of Goloil until repayment  (payout) of our current and any future loans to Goloil occurs.  The  intercompany  balances of Goltech and Teton do not fully eliminate under the pro-rata  consolidation method, and the remaining receivable on Teton's  accounts has been included as a component of oil and gas properties, as this balance will only be repaid through net cash flow generated from oil and gas properties.

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

On the sale or retirement of a complete unit of a proved property,  the cost and related  accumulated  depreciation,  depletion,  and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized. On the retirement or sale of a partial unit of proved property,  the cost is charged to accumulated  depreciation,  depletion, and amortization with a resulting gain or loss recognized in income based on the amount of proceeds.

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

Capitalized  oil and gas property costs are depleted and  depreciated  using the units of  production  method  based on  estimated  proved  gross oil reserves as determined by an  independent  engineer.  Significant  development  projects are excluded from the depletion  calculation prior to assessment of the existence of proven  reserves that are ready for commercial  production.  The Company did not have  any  significant  development  projects  which  have  been  excluded  from depletion at Decemb er 31, 2002.

The net carrying  value of the Company's oil and gas properties is limited to an estimated  net  recoverable  amount.  The net  recoverable  amount  is  based on undiscounted  future net revenues and is determined by applying factors based on historical  experience  and other data such as primary lease terms of properties and average holding periods.  If it is determined that the net recoverable value is less  than  the net  carrying  value  of the  oil  and  gas  properties,  any impairment is charged to operations.

Inventories

Inventory  includes  extracted oil  physically in the pipeline prior to delivery for  sale  and oil  held by third  parties  valued  at the cost of  development.
Inventory also includes  various  supplies and spare parts and is valued at cost using the weighted average method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 5 to 27 years.

Feasibility Study TDA Grants

Grants that are  received for use on oil and gas  properties  are recorded as an offset to expenditures incurred under the grants.

One such  study  was  completed  in 2001.  In the  event  that  the  project  is implemented  and a  substantial  economic  benefit is reaped,  funds  previously advanced  by the TDA may be required  to be  reimbursed.  GNG may be required to reimburse  the TDA in the  form of a  success  fee if  certain  events  occur by
December  31, 2003,  which  include:  taking an equity  position in the project, financing  development of the license area, or obtaining  external financing for development of the license area.

The Company has also  received a $300,000  grant from the TDA for a  feasibility study for field  development  and  pipeline  construction.  The Company  expects completion  of the study in 2003 and has  received  $255,000 as of December  31,
2002  under the  grant.  In the event  that the  project  is  implemented  and a substantial economic benefit is reaped, funds previously advanced by the TDA may be required to be  reimbursed.  The Company may be required to reimburse the TDA in the form of a success fee if certain events occur based  substantially on the results of the study by  December  31,  2005,  which  include:  taking an equity position in the project,  financing development of the license area or obtaining external financing for development of the license area.

For the years  ended  December  31,  2002 and 2001 the  Company  received $0 and
$37,500 under TDA grants, respectively.

Minority Interest

As the share of minority interest losses exceeds the minority's investment,  the
Company has recorded 100% of current losses.

Foreign Currency Translation

All assets and liabilities of the Company's  subsidiary are translated into U.S.
dollars using the prevailing exchange rates as of the balance sheet date. Income and expenses are translated  using the weighted  average  exchange rates for the period.  Stockholders'  investments  are translated at the  historical  exchange rates  prevailing  at the time of such  investments.  Any gains or  losses  from
foreign   currency   translation  are  included  as  a  separate   component  of
stockholders'  equity.  The  prevailing  exchange rates at December 31, 2002 and
2001  were  approximately  1 U.S.  dollar to 31.78 and  30.52,  Russian  rubles, respectively.

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

Fair Value of Financial Instruments

The  carrying  amounts  of  financial   instruments   including  cash,  accounts
receivable,  sundry receivables,  accounts payable and accrued liabilities,  and notes payable and convertible debentures  approximated fair value as of December
31, 2002 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of December 31, 2002 because  interest  rates on these  instruments  approximate market interest rates. The Company has no derivative financial instruments.

The Company is exposed to foreign currency risks to the extent that transactions and balances are denominated in currencies  other than the United States dollar.
This risk could be significant for those  transactions and balances  denominated in rubles, as the ruble has experienced significant devaluation in the past.

Reclassifications

Certain  amounts  in  the  2001  consolidated  financial  statements  have  been reclassified to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are  capitalized as part of the carrying  amount of the long-lived  asset.
SFAS No. 143 is effective for years  beginning  after June 15,2002.  The Company has not yet determined the impact on its consolidated  financial  statements and is addressing whether it will be able to make a reasonable  estimate of the fair value of such costs.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived  Assets." SFAS 144 requires that those long-lived  assets be measured at the lower of  carrying  amount or fair value,  less cost to sell, whether  reported  in  continuing  operations  or  in  discontinued  operations.
Therefore,  discontinued operations will no longer be measured at net realizable value or include amounts for operating  losses that have not yet occurred.  SFAS
144 is effective  for  financial  statements  issued for fiscal years  beginning after December 15, 2001 and,  generally,  are to be applied  prospectively.  The
Company  believes  that the  adoption  of this  statement  will have no material impact on its consolidated financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December 31, 2002, with early application  encouraged.  The Company believes the adoption  of this  statement  will have no material  impact on its  consolidated financial statements.

In  November  2002,  the  FASB  published  interpretation  No,  45  "Guarantor's
Accounting  and  Disclosure  requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statements No. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a company  issues a  guarantee,  that  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002. The Company  believes the adoption of this statement will have no material impact on its consolidated financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure."  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal  years  ended  after  December  15,  2002.  The Company believes  the  adoption of this  statement  will have no material  impact on its consolidated financial statements.

Note 2 - Investments in Goltech Petroleum, LLC

Effective  in August 2000,  the Company  entered  into a  transaction  agreement selling a 50% equity  interest in Goltech in exchange for $1,000,000  cash and a
$5.6 million investment in the license area for drilling additional wells on the license  area,  completion  of a pipeline and the  construction  of a processing facility (the oilfield  development  program).  The $1,000,000 received was also invested in the license area to complete the oilfield  development  program. The party to the  agreement  obtained the right to name 50% of the board of managers and became the general manager of Goltech. No gain or loss was recognized on the
transaction  as  the  proceeds  were  immediately   reinvested  into  the  field
development  and pipeline  completion  project.  ZAO Goloil was also required to make a production  payment to compensate  the other party for its  investment in the license area. The production  payment  requires ZAO Goloil to deliver 50% of the production from existing and future wells through July 2007. The other party is obligated  under an agreement to only sell their share of the  production  in the Russian  domestic  market.  Effective  December  31,  2002,  the other party withdrew as a member of Goltech and in exchange for relinquishment of 50% of its membership  interests in Goltech,  it received  35.295% of the ZAO Goloil shares and the  return of its  $1,000,000  initial  contribution.  ZAO  Goloil is still obligated under the production payment.

The other membership holder (affiliate) to Goltech Petroleum,  LLC (Goltech) had invested  approximately  $ 7,000,000  under the oilfield  development  agreement outside of Goltech and Goloil as of December 31, 2002. These costs are reflected in the  accounts  of another  entity  controlled  by the  affiliate  and are not
reflected   anywhere  in  the  financial   statements  of  the  Company.   These
expenditures  were used to drill and complete four additional wells and complete a pipeline on the Company's  license area that provides the ability to transport oil directly  through this  pipeline  year-round  to other larger  pipelines for ultimate  sale.  The  Company has  compensated  the  affiliate  in the form of a production  payment of  approximately  154,000 tons of oil through  December 31,
2002.  The Company also has the  obligation  to  compensate  the affiliate for a minimum  of  560,000  tons  averaged  of oil over a  seven-year  period  for its investments under the oilfield development agreement.

Additionally,  the  affiliate  has net direct  loans to Goloil of  approximately
$6,000,000,  which  have  been  used  to  help  fund  capital  expenditures  for completion of a processing facility and to help fund other related expenses. The
Company has reflected a 50% of these loans in its financial statements under the pro-rata consolidation method (Note 6).

Note 3 - Property and Equipment

Property and equipment consist of the following at December 31, 2002:

     Building .....................   $  31,627
     Vehicles .....................     154,015
     Computers and equipment ......      57,572
     Well and production equipment       83,644
     Furniture and fixtures .......      33,617
                                      ---------
                                        360,475
     Less: Accumulated depreciation     (46,554)
                                      ---------
                                      $ 313,921
                                      =========

Note 4 - Oil and Gas Properties

Goloil License

The Company  holds a license for the Eguryak  license area for  exploration  and production  of oil and gas  through  its  investment  in  Goloil  (which is held through its 100% owned  subsidiary,  Goltech).  This license  grants  Goloil the exclusive  right to explore and develop an area in Siberia  covering  187 square kilometers and includes the  Eguriakhskoe,  South  Eguriakhskoe and Golevoye oil
fields  situated in the  Nizhnevartovsk  Region.  The license expires on May 21,
2022,  subject to additional  extensions as approved by applicable bodies of the
Russian  Federation.  The license  may also be  canceled  by the Company  with a
90-day written notice.

The  license  requires  Goloil to drill a minimum of five wells over four years, conduct an  additional  seismic  survey  aggregating  30 square  kilometers  and evaluate geological data from an area covering 187 square kilometers. Goloil was also required to conduct production tests on six wells between 1997 and 2000. In addition to performing its duties under the license, Goloil must give preference to Russian  environmental and  archeological  laws.  Currently,  the Company has fulfilled its requirements under the license. Management is continuing to pursue completion of future required  performance criteria and believes that there will be no adverse  effects on the  Company's  license for failure to comply with the license rerquirements.

The license requires Goloil to pay all taxes including mining tax,  property tax and certain  ecological  taxes All geological  information  obtained at Goloil's expense  will be the  property  of  Goloil,  while  all  geological  information obtained at the expense of the Russian government may be used by Goloil. Oil and gas produced from the licensed  property,  subject to certain royalty  payments, will be the property of Goloil.

Capital expenditures for continued development of the license area are estimated at approximately $20 million net to Teton, with 6.5 million budgeted for 2003 as
Teton's net share.  Teton must raise additional equity or debt financing to fund their  portion of these  capital  expenditures.  There can be no assurance  that
Teton will be able to raise such financing on terms  favorable to the Company or at all.

DCD Dagestan

In the second  quarter of 2001,  the Company  divested  itself of its subsidiary
Teton Oil, Inc., which holds the remaining DCD Dagestan Licenses.  The shares of
Teton Oil, Inc. were  distributed to two of the Company's  stockholders  and the stockholders also assumed any related obligations  associated with the licenses.
No gain or loss was recorded on the distribution as the net assets of Teton Oil,
Inc. were written down to zero in 1998.

Note 5 - Notes Payable

During 2002, the March 1, 2002 principal  payments on two notes payable totaling
$250,000 to  stockholders  were extended to April 15, 2002. In exchange for this extension,  the holders were issued  125,000 stock  purchase  warrants,  with an exercise price of $0.50 that expire  February 2004,  which have been valued at $
14,469  using the  Black  Scholes  option  pricing  model  with  assumptions  of volatility  of  100%,  risk  free  rate  of 5.5  and no  dividend  yield.  These extensions were recorded in the first quarter of 2002 as financing costs.  These notes were fully paid off in 2002.

The Company  issued  1,724,138  warrants in connection  with related party notes payable of $450,000  and  $50,000.  The  warrants  were  valued at $156,781  and recorded as financing costs. Additionally, in the first quarter of 2002, the due dates of the two notes payable totaling $500,000 were extended by the holders to
April 15, 2002. As consideration for this extension the Company agreed to modify the expiration  dates of certain  warrants  previously  held by the note holders from October 31, 2002 to January 31, 2003.  These  extensions  were valued based upon the  incremental  fair value of the  warrants  on the date of  modification which totaled approximately  $32,000. The values were calculated using the Black
Scholes  option-pricing  model under the  assumptions  described in the previous paragraph,  and were  recorded  in the first  quarter of 2002,  the  quarter the modifications occurred.

During 2002, the Company paid $200,000 of a $450,000 note payable outstanding at
December 31, 2001.  The  remaining  $250,000 was  converted  into a  convertible debenture  with  1,000,000  warrants  also being issued in  connection  with the
Company's private placement offering of convertible debentures.

The  Company  also paid off a $50,000  note  payable  to a  stockholder  and the
$94,210  note  payable to an officer  during  2002,  which were  outstanding  at
December 31, 2001.

During 2002, the Company received  proceeds of $300,000 on a note payable from a stockholder.  In connection with the note,  500,000  warrants valued at $150,016 were issued and recorded as financing charges. The Company paid off this note in
November  2002.  The Company has recorded the value of these  warrants using the
Black Scholes option-pricing model using the following  assumptions:  volatility of 138%,  a risk-free  rate of 4.5%,  zero  dividend  payments,  and a life of 2 years.

Total  expense  recorded   associated  with  the  above  warrant  issuances  and
modifcations  totaled $353, 379 and have been recorded as financing costs during the year ended December 31, 2002.

Note 6 - Proportionate Share of Liabilities

The  proportionate   share  of  accounts  payable  and  accrued  liabilities  of
$1,534,344  at  December  31,  2002 are  obligations  of  Goloil  and not  Teton
Petroleum nor have they been guaranteed by Teton Petroleum.

The following  notes  reflect the Company's 50% pro-rata  share of notes payable advances  made  of  Goloil  owed  to  an  affiliate.  These  advances  are  also obligations of Goloil at December 31, 2002 and not Teton Petroleum nor have they been guaranteed by Teton Petroleum.

Pro-rata  share of Goloil  notes  payable  owed to an  affiliate.  The proceeds  were used to pay  certain  operating  expenses  and  capital expenditures  of Goloil.  These notes  provide for  interest  rates of
8%,  with  quarterly  interest  payments,  maturing  through  February
2004.  These notes are  secured by  substantially  all Goloil  assets.
The notes  payable  will be repaid  from cash flow from ZAO  Goloil as
available, or entended to future periods.............................  $   2,948,425
                                                                       -------------
  Less: current portion .............................................    (2,441,424)
                                                                       -------------
                                                                       $     507,001
                                                                       =============

Note 7 - Stockholders' Equity

On January 3, 2001, the  Stockholders of the Company approved an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000.

On March 19, 2003, the stockholders, increased the authorized common shares from
100,000,000  to  250,000,000  and  authorized   25,000,000  of  preferred  stock
available for future issuance.

Common Shares Issued for Service

During the years ended  December 31, 2002 and 2001,  2,654,376 and 44,444 common shares were issued for  consulting  services  which have been valued at $605,136 and $32,625, respectively.

In connection  with a consulting  agreement,  the Company agreed to issue 88,888 shares of stock during the second quarter of 2002 for services  provided in 2001 valued at  $23,200.  The  Company  has  accrued a  liability  for this amount at
December 31, 2002.

Convertible Debentures

During  2002,  the  Company  received  proceeds of  $4,163,143  from the private placement of  convertible  debentures.  The debentures had a term of three years from April 1, 2002 and provided for interest at 10% per annum payable  annually.
The  debentures  provided  that the holder may convert the debenture and accrued interest into shares of common stock (a $.25 conversion rate).

The  debentures  also  included  warrants to purchase  common  stock and have an exercise price of $.50 and a term of two years.  Each debenture  holder received one warrant for each $.25 of investment made in debentures.

On September 1, 2002, the Company redeemed all debentures outstanding for shares of its common stock. The debentures were redeemed at 110% of their face value by issuing one share of common stock for each $.25 of redemption value,  which also incorporates any accrued interest through  September 1, 2002.  Financing charges were recorded for the difference between the cumulative 10% contractual interest accrued  through  September  1, 2002 and the 10% premium  paid upon  redemption, which totaled $466,771.

As a  result  of the  warrants  issued  with  the  debentures  and  in-the-money
conversion   features  present  at  issuance,   non-cash  financing  charges  of
$4,714,625  were expensed.  While the stock to which the  conversion  rights and warrants apply is restricted  stock, the valuation with respect to this stock in calculating  the discount  was "as if" the stock was  immediately  salable.  The effect of this is to make the amount of discount  and its  related  amortization higher than it would  otherwise have been.  Management  believes these costs are non-recurring  and will manage future  capital  raising  programs to minimize or eliminate these costs.

2002 Private Placement

During 2002, the Company issued  14,684,845 shares of common stock under private placement  offerings  receiving  proceeds of $3,333,460.  In connection with the private  placement  offerings,  the Company  also issued a warrant for each $.25 stock investment. The warrants have a term of two years and an exercise price of
$.50.

At December 31, 2002 the Company had $1,939,610 of subscriptions  receivable for
8,544,534  shares  of  common  stock for which the cash was paid in 2003 and has been included in common stock in the accompanying financial statements.

Common Share Purchase Warrants

During 2002, the Company issued  1,600,000  warrants to consultants for services valued at $215,086. The Company also issued 7,401,480 to employees and directors for services performed.

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

The following table presents the activity for warrants outstanding:

                                                                          Weighted
                                                                           Average
                                                                          Exercise
                                                             Shares         Price
                                                         -------------    -------

Outstanding - December 31, 2000 .........................    3,237,613    $  0.61
      Granted ...........................................    3,566,772       0.22
      Forfeited/canceled ................................    (275,213)       0.17
                                                         -------------    -------

Outstanding - December 31, 2001 .........................    6,529,172       0.44
      Granted ...........................................   48,824,189       0.46
      Forfeited/canceled ................................    (300,000)       0.40
                                                         -------------    -------

Outstanding - December 31, 2002 .........................   55,053,361    $  0.46
                                                         =============    =======

The  following  table  presents  the  composition  of warrants  outstanding  and exercisable:

                                               Shares Outstanding
                                           --------------------------
         Range of Exercise Prices             Number        Price*        Life*
-----------------------------------------  ------------  ------------ ---------

      $0.227 - 0.50                          54,553,361  $       0.45      1.67
      $0.75 - 1.00                              500,000          0.01      0.02
                                           ------------  ------------ ---------

Total - December 31, 2002                    55,053,361  $       0.46      1.69
                                           ============  ============ =========

*    Price and Life reflect the  weighted  average  exercise  price and weighted average remaining contractual life, respectively.

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

                                                           For the Years Ended
                                                               December 31,
                                                        --------------------------
                                                            2002          2001
                                                        ------------  ------------

     Net loss - as reported .......................     $(10,973,923) $ (1,657,608)
     Net loss - pro forma .........................      (11,945,964)   (1,657,608)
     Basic loss per common share - as reported ....            (0.29)        (0.06)
     Basic loss per common share - pro forma ......            (0.32)        (0.06)

The fair value of each warrant grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                                           For the Years Ended
                                                               December 31,
                                                        --------------------------
                                                            2002          2001
                                                        ------------  ------------

     Approximate risk free rate ...................         4.50%          -%
     Average expected life ........................      2 years           - years
     Dividend yield ...............................            -%          -%
     Volatility ...................................        87.20%          -%

     Estimated fair value of total options granted.     $972,041         $ -

Stock Options

The  Company  maintains  a stock  option  plan for the  issuance  of  options to directors,  officers,  employees and consultants to the Company. The Company has reserved 1,950,000 shares for issuance under the plan.

The following table presents the activity for stock option's outstanding:

                                                                       Weighted
                                                                        Average
                                                                        Exercise
                                                             Shares       Price
                                                        ------------  ------------

     Outstanding - December 31, 2000                       450,000      $   0.40
        Forfeited/canceled                                (450,000)        (0.40)
                                                        ------------  ------------

     Outstanding - December 31, 2001 and 2002                   -             -
                                                        ============  ============

Note 8 - Income and Other Taxes

The Company has incurred  losses since inception and, as a result of uncertainty surrounding the use of those net operating loss carryforwards,  no provision for income taxes has been recorded.

The  Company has net  operating  loss  carryforwards  for U.S.  tax  purposes of approximately  $8,950,000,  which expire  between 2012 and 2022, if unused,  and have been fully reserved by a valuation allowance.

Taxes  payable are tax  liabilities  of its  Russian  subsidiary,  Goloil  (held through its wholly owned subsidiary Goltech). Tax payments made by Goloil to the
Russian government include profits tax,  value-added tax ("VAT"),  payroll taxes and property taxes.

The  Company  had no income  tax  liabilities  or  expense  for the years  ended
December 31, 2002 or 2001. ZAO Goloil has net operating loss carryforwards which are available to offset  future  taxable  income which will expire in 2012.  The foreign  income tax  carryforwards  for  Russian tax  purposes  are limited to a maximum of 30% of taxable income in any year.

Management  believes that it will not be subject to future  repatriation  tax if profits from the project are invested in other projects within Russia.

Note 9 - Commitments and Contingencies

Contingencies

There is  currently  a high level of  political  and  economic  instability  and uncertainty in the Russian  Federation.  As a result of the financial  crisis in
August  1998,  all  financial  markets  were  subject  to  significant  downward adjustments.  The national  currency was severely devalued during the crisis and continued to  deteriorate  through the end of 1998.  The Russian  banking system suffered  significant  liquidity  problems  and several  large  Russian  banking institutions  stopped  operations and/or  experienced  significant  losses.  The
Russian Government  defaulted on, and announced a restructuring of, its internal debt  due  to a  lack  of  funds  and  is  likely  to  seek  forgiveness  and/or restructuring of its external debt.

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

The Company's  policy is to accrue  contingencies  in the  accounting  period in which a loss is deemed  probable and the amount is reasonably  determinable.  In this regard,  because of the  uncertainties  associated with the Russian tax and legal  systems,  the ultimate  taxes as well as penalties and interest,  if any, assessed may be in excess of the amounts paid to date as of December 31, 2002.

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

The Company's  operations and financial position will continue to be affected by
Russian political  developments including the application of existing and future legislation,  regulations and claims pertaining to production, imports, exports, oil and gas regulations and tax regulations.  The likelihood of such occurrences and their effect on the Company could have a significant impact on the Company's current activity and its overall ability to continue operations. Management does not believe that these contingencies, as related to its operations, are any more significant than those of similar enterprises in Russia.

Commitments

The Company has employment  agreements with its president and secretary  through
May 31,  2005 and  December  1, 2002,  respectively,  which  provide for certain salaries as specified  and other  related  matters and may be  terminated by the written consent of the employees prior to expiration.

Note 10 - Supplemental Oil and Gas Disclosures

The  following  is a  summary  of  costs  incurred  in  oil  and  gas  producing activities:

Included below is the Company's investment and activity in oil and gas producing activities  which  includes a  proportionate  share of ZAO  Goloil's oil and gas properties, revenues, and costs.

                                                            For the Years Ended
                                                                December 31,
                                                        --------------------------
                                                            2002          2001
                                                        ------------  ------------

     Property acquisition costs .....................    $      -       $      -
     Development costs ..............................     4,150,742       322,398
                                                        ------------  ------------

            Total ...................................    $4,150,742     $ 322,398
                                                        ============  ============

The following  reflects the Company's  capitalized costs associated with oil and gas producing activities:

                                                            For the Years Ended
                                                                December 31,
                                                        --------------------------
                                                            2002          2001
                                                        ------------  ------------

     Property acquisition costs .....................    $  595,558   $   595,558

     Development costs (1) ..........................     4,830,421       679,679
                                                        ------------  ------------
                                                          5,425,979     1,275,237
     Accumulated depreciation, depletion,
      amortization and valuation allowances .........      (529,671)     (106,137)
                                                        ------------  ------------

     Net capitalized costs ..........................    $4,896,308   $ 1,169,100
                                                        ============  ============

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

                                                            For the Years Ended
                                                                December 31,
                                                        --------------------------
                                                            2002          2001
                                                        ------------  ------------

     Oil and gas sales ..............................    $6,923,320   $ 1,625,352
     Production costs ...............................    (2,741,303)   (1,068,250)
     Taxes other than income taxes ..................    (3,537,990)     (495,789)
     Depletion, depreciation and amortization .......      (451,930)      (45,313)
                                                         ---------------------------
     Results of operations from oil and
      gas producing activities ......................    $  192,097   $    16,000
                                                         ===========================

Proved oil and gas reserves are the estimated  quantities of crude oil,  natural gas, and natural gas liquids which  geological and engineering  data demonstrate with  reasonable  certainty  to  be  recoverable  in  future  years  from  known reservoirs under existing economic and operating conditions.  Proved development oil and gas  reserves  are  those  reserves  expected  to be  recovered  through existing wells with existing equipment and operating  methods.  The reserve data is based on studies prepared by an independent engineer.  All proved reserves of oil and gas are located in Russia.

The following  table presents  estimates of the Company's net proved oil and gas reserves:

                                                            For the Years Ended
                                                                December 31,
                                                        --------------------------
                                                            2002          2001 (1)(2)
                                                        ------------  ------------

     Proved reserves (bbls), beginning of period ....    40,174,000     8,500,000

     Production .....................................      (950,000)      (95,000)

     Extention of resevoir ..........................     2,000,000     8,800,000

     Revisions of previous estimates ................   (27,960,000)   22,969,000
                                                        ------------  ------------

     Proved reserves (bbls), end of period ..........    13,264,000    40,174,000
                                                        ============  ============

     Proved developed reserves (bbls, beginning
      of period .....................................     5,493,000     1,300,000
                                                        ============  ============

     Proved developed reserves (bbls), end
      of period .....................................     4,567,000     5,493,000
                                                        ============  ============

(1)  Includes  approximately  a 30% minority  interest  share of the reserves in
     Goloil.

(2)  Proved  developed  reserves  have been  reduced by 650,000  bbls out of the total  1,950,000  bbls of  Teton's  share of the  production  payment.  The remaining production payment quantity of 1,300,000 barrels of Teton's share assumes payment from proved  undeveloped  properties to be developed in the future.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

SFAS No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated  proved  reserves.  The
Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future  production and development  costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be  produced.  Estimated  future  income  taxes are  computed  using  current statutory  income tax rates for those countries  where  production  occurs.  The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

                                                            For the Years Ended
                                                                December 31,
                                                        ----------------------------
                                                            2002          2001 (1)
                                                        ------------   -------------

     Future cash inflows ............................    $230,581,000   $483,405,000

     Future production costs ........................    (151,167,000)  (272,150,000)

     Future development costs .......................     (18,556,000)   (45,600,000)

     Future income tax expense ......................     (16,365,000)   (57,394,000)
                                                        ------------   -------------
     Future net cash flows (undiscounted) ...........      44,493,000    108,261,000
     Annual  discount  of 10% for estimated
      timing of cash flows ..........................     (19,069,000)   (67,899,000)
                                                        ------------   -------------

     Standardized measure of future net
      discounted cash flows .........................    $ 25,424,000  $  40,362,000
                                                        ============   =============

(1)  Includes  approximately  a 30% minority  interest  share of the reserves in
     Goloil.

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                            For the Years Ended
                                                                December 31,
                                                        ----------------------------
                                                            2002          2001 (1)
                                                        ------------   -------------

     Standardized measure, beginning of period,
      December 31, 2001 and 2000                         $40,362,000  $ 41,600,000
     Net changes in prices and production costs          189,975,000   (33,421,000)
     Future development costs                             22,344,000  (109,233,000)
     Revisions of previous quantity estimates           (274,605,000)  102,592,000
     Extension of reservoir                               19,867,000    39,707,000
     Sale of reserves in place                                   -            -
     Accretion of discount                                 4,036,000     4,160,000
     Changes in income taxes, net                         23,445,000    (5,043,000)
                                                        ------------   -------------
     Standardized measure, end of period,
      2002, 2002 and 2001                                $25,424,000  $ 40,362,000
                                                        ============  ==============

(1)  Includes  approximately  a 30% minority  interest  share of the reserves in
     Goloil.

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

      Name                          Age               Position
      ----                          ---               --------

      H. Howard Cooper              46                Director and President
      Igor Effimoff                 57                Chief Operating Officer
      Thomas F. Conroy              64                Chief Financial Officer and
                                                      Secretary and Director
      Karl F. Arleth                54                Director
      James J. Woodcock             65                Director
      Ilia Gurevich                 39                Controller

     H.  HOWARD  COOPER,  has been our  president  and  chairman of the board of directors  since 1996. Mr. Cooper founded  American  Tyumen in November 1996. He served as a director and president of American  Tyumen until the merger with EQ.
Since the merger, he has held these same positions with Teton. From 1992 to 1994
Mr. Cooper served with AIG, an insurance group. In 1994, he was a principal with
Central Asian Petroleum,  an oil and gas company with its primary  operations in
Kazakhstan, located in Denver, Colorado. Mr. Cooper has a bachelor's degree from the  University  of  Colorado in business  and a master's  degree from  Columbia
University, NYC in international affairs.

     IGOR EFFIMOFF. Mr. Effimoff was most recently President of Pennzoil Caspian
Corporation,  managing  the  company's  interests  in the Caspian  Region.  This included the Azerbaijan  International Oil Consortium (AIOC),  formed to develop the 4.5 BBO Azeri-Chirag-Guneshli (ACG) Fields. He started his career in 1972 as a geologist  with Shell and since 1981 has worked with  several US domestic  and international oil and gas companies in a senior management capacity

     THOMAS F. CONROY,  has been our chief  financial  officer since March 2002, secretary  since April 2002,  and director since 2002. Mr. Conroy is a Certified
Public  Accountant  with an MBA from the University of Chicago.  Since 2002, Mr.
Conroy has been a principal member of Mann-Conroy-Eisenberg & Assoc. LLC, a life insurance and  reinsurance  consulting  firm.  Since 2001, Mr. Conroy has been a managing  principal of Strategic  Reinsurance  Consultants  International LLC, a
life  reinsurance  consulting  and brokerage  firm.  Ending in 2001, Mr. Conroy, spent 27 years with ING and its  predecessor  organizations,  serving in various financial  positions  and  leading  two  of  its  strategic  business  units  as
President.  As President of ING Reinsurance,  he established their international presence, setting up facilities in The Netherlands,  Bermuda, Ireland and Japan.
He also  served as an  Officer  and  Board  Member  of  Security  Life of Denver
Insurance Company and its subsidiaries.

     KARL F. ARLETH,  has been a director  since 2002.  Mr.  Arleth is the Chief
Operating Officer and a Board member of Sefton  Resources,  Inc. Ending in 1999,
Mr. Arleth spent 21 years with Amoco and BP-Amoco.  In 1998 he chaired the Board of the Azerbaijan  International  Operating Company (AIOC) for BP-Amoco in Baku,
Azerbaijan.  Concurrently in 1997-98, he was also President of Amoco Caspian Sea
Petroleum  Ltd. in  Azerbaijan  and  Director of  Strategic  Planning  for Amoco
Corporations  Worldwide  Exploration and Production Sector in Chicago. From 1992
-- 1996 Mr. Arleth was President of Amoco Poland Ltd. in Warsaw, Poland.

     JAMES J. WOODCOCK has been a director since 2002.  Since 1981, Mr. Woodcock has been the owner  and CEO of Hy-Bon  Engineering  Company,  based in  Midland,
Texas.  Hy-Bon is an engineering  firm and  manufacturer of vapor recovery,  gas boosters,  and casing  pressure  reduction  systems for the oil industry.  Since
1996,  Mr.  Woodcock has been a board member of Renovar  Energy,  a private firm located in Midland Texas.  From 1997 to 2002,  Mr.  Woodcock was the chairman of
Transrepublic Resources, a private firm located in Midland Texas.

     ILIA  GUREVICH.  Mr.  Gurevich  attended  both  University  of Saratov  and
University  Colorado  graduating  with  Masters  in Science  and  Economy of the
Machine Construction  Industry and a Masters of Science in Finance respectively.
His US-Russia  business  relations date back to his work at Technoforce  Saratov where he was  responsible for database of oil fields,  budgeting,  and financial support  for the  projects.  Most  recently,  Mr.  Gurevich  performed  security analysis for mid and large-cap  publicly  traded  companies until he became full time Controller of Teton.

All  directors  serve as directors for a term of one year or until his successor is elected and  qualified.  All officers  hold office until the first meeting of the board of directors after the annual meeting of  stockholders  next following his  election or until his  successor  is elected and  qualified.  A director or officer may also resign at any time.

                      COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has a Compensation Committee and an Audit Committee.
The Compensation  Committee and Audit Committee consists of two directors,  Karl
Arleth and James J.  Woodcock.  Messrs.  Arleth  and  Woodcock  are  independent directors  who are not a salaried  officers of the Company.  Messrs.  Arleth and
Woodcock  are  independent  directors  based on Rule  4200(a)(15)  of the NASD's listing standards.

     The  purpose  of the  Compensation  Committee  is to review  the  Company's compensation of its executives,  to make determinations  relative thereto and to submit  recommendations  to the Board of Directors with respect thereto in order
to  ensure  that  such  officers  and  directors   receive   adequate  and  fair
compensation.  The  Compensation  Committee  did not meet during the last fiscal year.

     During the fiscal year ending 2003, the Audit Committee will be responsible for the general oversight of audit,  legal compliance and potential  conflict of interest  matters,  including (a) recommending the engagement and termination of the  independent  public  accountants  to audit the financial  statements of the
Company, (b) overseeing the scope of the external audit services,  (c) reviewing adjustments  recommended  by the  independent  public  accountant and addressing disagreements  between the independent  public  accountants and management,  (d)
reviewing  the  adequacy  of  internal  controls  and  management's  handling of identified  material  inadequacies  and  reportable  conditions  in the internal controls over financial reporting and compliance with laws and regulations,  and
(e)  supervising the internal audit  function,  which may include  approving the selection, compensation and termination of internal auditors.

     The Audit Committee did not meet during the last fiscal year because it was approved late in the 2002 year by the Board of Directors and was not formally in place to perform  its  functions.  However,  the  responsibilities  of the Audit
Committee during 2002 were conducted by the board of directors.  Effective as of
February  17,  2003,  the Board of  Directors  adopted  a charter  for the Audit
Committee detailing its duties and powers. A copy of the Audit Committee charter is included as Exhibit A to this Form 10KSB.

     For  the  fiscal  year  ended  2002,  the  Board  of  Directors   conducted
discussions   with  management  and  the  independent   auditor   regarding  the
acceptability  and the quality of the accounting  principles used in the reports in  accordance  with  Statements on Accounting  Standards  (SAS) No. 61,.  These
discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the  significant  judgments and  management  decisions made in developing the financial  statements.  In addition,  the board of directors  discussed with the
independent  auditor  the  matters  in  the  written  disclosures   required  by
Independence Standards Board Standard No. 1.

     For the fiscal year ended 2002,  the Board of Directors have also discussed with management and its independent auditors issues related to the overall scope and  objectives  of the audits  conducted,  the  internal  controls  used by the
Company,  and the selection of the  Company's  independent  auditor.  Additional meetings  were held with the  independent  auditor,  with  financial  management
present,   to  discuss  the  specific  results  of  audit   investigations   and
examinations  and the  auditor's  judgments  regarding  any and all of the above issues.

     Pursuant to the  reviews  and  discussions  described  above,  the Board of
Directors  recommended that the audited financial  statements be included in the
Annual  Report on Form  10-KSB for the fiscal year ended  December  31, 2001 and
2000 for filing with the Securities and Exchange Commission.

Code of Ethics

     The  Company  has  adopted  its Code of Ethics  and  Business  Conduct  for
Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Compliance with Section 16(b) of the Exchange Act

     Based  solely on our  review of Forms 3, 4, and 5, and  amendments  thereto which have been  furnished to us, we believe that during the year ended December
31, 2002 all of our officers,  directors, and beneficial owners of more than 10%
of any class of equity  securities,  timely filed,  reports  required by Section
16(a) of the Exchange Act of 1934, as amended.

Item 10.  EXECUTIVE COMPENSATION.

The following table sets forth information  concerning the compensation received by Mr. Howard Cooper,  the President of Teton, who serves as its chief executive officer for the last three fiscal years:

                           Summary Compensation Table

                                        Other
                                        Annual
    Name &                             Compen-  Restricted    Options   LTIP
  Principal           Salary   Bonus   sation     Stock         SARs   Payouts    All Other
   Position    Year    ($)      ($)      ($)     awards        (#)(1)    ($)    Compensation
------------------------------------------------------------------------------------------
H. Howard      2002  160,000   50,000     0         0        4,500,000    0         0
Cooper,        2001  210,000      0       0         0              0      0         0
President      2000   17,000      0       0         0        1,000,000    0         0

1.   In  consideration  of services  rendered,  Mr.  Cooper  received  4,500,000 warrants to  purchase  shares of our common  stock at an exercise  price of
     $.27  which was the  market  price of our  common  stock on the date of the grant.

Stock Options.

During the year ended  December 31, 2002, Mr. Cooper did not exercise any of his stock options. Based on the average of the high and low bid for our common stock on December 31,  2002,  as of December  31,  2002,  Mr.  Cooper did not hold any
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

Mr.  Cooper's new agreement  replaced the employment  agreement  dated effective
December  1,  2000  (the  "2000  Employment  Agreement").  The  2000  Employment
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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following  tables sets forth,  as of March 25, 2003,  the number of and percent  of our  common  stock  beneficially  owned  by (a)  all  directors  and nominees,  naming  them,  (b) our  executive  officers,  (c) our  directors  and executive  officers as a group,  without  naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock:

         Name and Address                   Amount and Nature of         Percent
         of Beneficial Owner                Beneficial Ownership        of Class
         -------------------                --------------------        --------

         H. Howard Cooper                            7,360,535 (1)        10.6%
         2135 Burgess Creek Road
         Suite #7
         P.O. Box 774327
         Steamboat Springs, CO 80477

         Thomas F. Conroy                              356,110 (2)           *
         3825 S. Colorado Blvd.
         Denver, CO 80110

         James J. Woodcock                           2,578,224 (3)         3.7%
         2404 Commerce Drive
         Midland, TX 79702

         Karl F. Arleth                              1,375,939 (4)         2.0%
         P.O. Box 23507
         0467 Lariat Loop
         Silverthorne, CO 80498

         All executive officers and                 11,670,808            16.8%
         directors as a group (4 persons)
----------

* Less than one percent.
(1) Includes 5,586,250 warrants.
(2) Includes 169,443warrants.
(3) Includes 1,366,667 warrants
(4) Includes 466,667 warrants

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

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.
--------

Exhibit No.       Description
-----------       -----------

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

3.1.6             Certificate of Amendment of Teton  Petroleum  Company  increasing the authorized capital stock

3.2               Bylaws,  as amended,  of Teton Petroleum  Company  incorporated by reference to our From 10KSB for the year ended December 31, 2001.

10.1              Employment   Agreement,   dated  May  1,  2002,   between   Teton
                  Petroleum   Company  and  H.  Howard   Cooper   incorporated   by
                  reference  to our Form  10KSB  for the year  ended  December  31,
                  2001.

10.2              Memorandum of Understanding dated November 26, 2002

21.1              List of Subsidiaries.

99.1              Certification  of the Chief Executive  Officer of Teton Petroleum
                  Company  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification  of the Chief Financial  Officer of Teton Petroleum
                  Company  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3              Code of Ethics and Business Conduct of Officers, Directors and
                  Employees of Teton Petroleum Company

99.4              Audit Committee Charter

Reports on Form 8-K.
-------------------

We filed the following reports on Form 8-K during our fourth quarter of 2002:

     October 22, 2002,  Item 8 - Reporting a change back to a December 31 fiscal year-end.

     December 12, 2002, Item 5 - Reporting  proceeds raised on private placement offering and third quarter results.

ITEM 14. CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed by our Chief Executive
Officer and Acting Chief Financial  Officer,  of the effectiveness of the design and  operation  of  our  disclosure  controls  and  procedures.  Based  on  that evaluation,  Our Chief Executive Officer and Chief Financial Officer,  concluded that our disclosure  controls and  procedures  were effective as of December 31,
2002.  There have been no  significant  changes in our  internal  controls or in other factors that could  significantly  affect internal controls  subsequent to
December 31, 2002.

                                   SIGNATURES

In accordance  with Section 13 or 15(d) of the Securities  Exchange Act of 1934,
the  Registrant  duly  caused  this  report to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                    TETON PETROLEUM COMPANY, INC.

Date:  March  31, 2003              By:   /s/ H. Howard Cooper
                                       -----------------------------------------
                                           H. Howard Cooper, President (Chief
                                          Executive Officer) and Director

Date:  March 31, 2003               By:         /s/ Thomas F. Conroy
                                       -----------------------------------------
                                          Thomas F. Conroy, Chief Financial Officer
                                          (Principal Financial Officer)

Date:  March 31, 2003               By:         /s/ Karl F. Arleth
                                       -----------------------------------------
                                          Karl F. Arleth, Director

Date:  March 31, 203                      By:   /s/ James J. Woodcock
                                             -----------------------------------
                                           James J. Woodcock, Director

                                  CERTIFICATION

       I, Howard Cooper, CEO, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-KSB of Teton  Petroleum
     Company;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

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

March 31, 2003

/s/ Howard Cooper
Chief Executive Officer

                                  CERTIFICATION

       I, Thomas F. Conroy, CFO, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-KSB of Teton  Petroleum
     Company;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

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

March 31, 2003

/s/ Thomas F. Conroy
Chief Financial Officer