Form 10KSB/A
period 2002-12-31
TETON PETROLEUM CO
filed 2003-04-17
CIK 1131072

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                   FORM 10-KSB/A

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

As of March  31,  2003,  the  issuer  had  77,242,468  shares  of  common  stock outstanding.

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

         Name and Address                   Amount and Nature of         Percent
         of Beneficial Owner                Beneficial Ownership        of Class
         -------------------                --------------------        --------

         H. Howard Cooper                            7,360,535 (1)         8.89%
         2135 Burgess Creek Road
         Suite #7
         P.O. Box 774327
         Steamboat Springs, CO 80477

         Thomas F. Conroy                              656,110 (2)         0.84%
         3825 S. Colorado Blvd.
         Denver, CO 80110

         James J. Woodcock                           4,778,224 (3)         5.91%
         2404 Commerce Drive
         Midland, TX 79702

         Karl F. Arleth                              2,375,939 (4)         3.02%
         P.O. Box 23507
         0467 Lariat Loop
         Silverthorne, CO 80498

         All executive officers and                 15,170,808            17.18%
         directors as a group (4 persons)
----------

* Less than one percent.
(1) Includes 5,586,250 warrants.
(2) Includes 464,444 warrants.
(3) Includes 3,566,667 warrants
(4) Includes 1,466,667 warrants

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

99.3              Code of Ethics and Business Conduct of Officers, Directors and
                  Employees of Teton Petroleum Company (previously filed)

99.4              Audit Committee Charter (previously filed)

Reports on Form 8-K.
-------------------

We filed the following reports on Form 8-K during our fourth quarter of 2002:

     October 22, 2002,  Item 8 - Reporting a change back to a December 31 fiscal year-end.

     December 12, 2002, Item 5 - Reporting  proceeds raised on private placement offering and third quarter results.

ITEM 14. CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed by our Chief Executive
Officer and Chief Financial  Officer,  of the effectiveness of the design and  operation  of  our  disclosure  controls  and  procedures.  Based  on  that evaluation,  Our Chief Executive Officer and Chief Financial Officer,  concluded that our disclosure  controls and  procedures  were effective as of December 31,
2002.  There have been no  significant  changes in our  internal  controls or in other factors that could  significantly  affect internal controls  subsequent to
December 31, 2002.

                                   SIGNATURES

In accordance  with Section 13 or 15(d) of the Securities  Exchange Act of 1934,
the  Registrant  duly  caused  this  report to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                    TETON PETROLEUM COMPANY, INC.

Date:  April 10, 2003              By:   /s/ H. Howard Cooper
                                       -----------------------------------------
                                           H. Howard Cooper, President (Chief
                                          Executive Officer) and Director

Date:  April 10, 2003               By:         /s/ Thomas F. Conroy
                                       -----------------------------------------
                                          Thomas F. Conroy, Chief Financial Officer
                                          (Principal Financial Officer)

Date:  April 10, 2003               By:         /s/ Karl F. Arleth
                                       -----------------------------------------
                                          Karl F. Arleth, Director

Date:  April 10, 2003                      By:   /s/ James J. Woodcock
                                             -----------------------------------
                                           James J. Woodcock, Director

                                  CERTIFICATION

       I, Howard Cooper, CEO, certify that:

1.   I have reviewed  this  annual  report on Form 10-KSB of Teton  Petroleum
     Company;

2.   Based on my knowledge,  this  annual  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  annual  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  annual   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003

/s/ Howard Cooper
Chief Executive Officer

                                  CERTIFICATION

       I, Thomas F. Conroy, CFO, certify that:

1.   I have reviewed  this  annual  report on Form 10-KSB of Teton  Petroleum
     Company;

2.   Based on my knowledge,  this  annual  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  annual  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  annual   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003

/s/ Thomas F. Conroy
Chief Financial Officer