Form 10QSB
period 2003-03-31
TETON PETROLEUM CO
filed 2003-05-15
CIK 1131072

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY  REPORT UNDER  SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
[ ]   TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

      Commission file number: 001-31679

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

                            1600 Broadway, Suite 2400
                           Denver, Colorado 80202-4921
                     (Address of Principal Executive Office)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant  was required to file such report),  and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
      ---          -----

Applicable only to corporate issuers:

As of  May  12,  2003,  6,781,509  shares  of the  issuer's  common  stock  were outstanding.

Transitional Small Business Disclosure Format:  Yes __      No    X
                                                              --------

                             TETON PETROLEUM COMPANY

                          PART I. FINANCIAL INFORMATION

                                Table of Contents

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets March 31, 2003 (Unaudited) and December 31, 2002

Unaudited Consolidated Statements of Operations and Comprehensive Loss Three months ended March 31, 2003 and 2002

Unaudited Consolidated Statements of Cash Flows Three months ended March 31, 2003 and 2002

Notes to Unaudited Consolidated Financial Statements

                             TETON PETROLEUM COMPANY

                           Consolidated Balance Sheets

                                                                                  December 31,
                                                                  March 31, 2003     2002
                                                                  ------------    ------------
                                                                   (Unaudited)
                                         Assets

Current assets
  Cash ........................................................   $    405,765    $    712,013
  Proportionate share of Goloil accounts receivable ...........        796,242         642,525
  Proportionate share of Goloil VAT and other accounts
    receivable ................................................      1,248,822         913,583
  Stock subscriptions receivable ..............................         25,000       1,939,610
  Proportionate share of Goloil inventory .....................        483,885         502,989
  Prepaid expenses and other assets ...........................         16,000          91,446
                                                                  ------------    ------------
      Total current assets ....................................      2,975,714       4,802,166
                                                                  ------------    ------------

Non-current assets
  Oil and gas properties, net (successful efforts) ............      7,478,577       4,896,308
  Fixed assets, net ...........................................        540,894         313,921
                                                                  ------------    ------------
      Total non-current assets ................................      8,019,471       5,210,229
                                                                  ------------    ------------

Total assets ..................................................   $ 10,995,185    $ 10,012,395
                                                                  ============    ============

                          Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable and accrued liabilities ....................   $    456,753    $    650,356
  Proportionate share of Goloil accounts payable and
    accrued liabilities (Note 2) ..............................      2,539,287       1,534,344
  Current portion of proportionate share of notes
    payable owed to affiliate (Note 2) ........................      2,844,711       2,441,424
                                                                  ------------    ------------
      Total current liabilities ...............................      5,840,751       4,626,124
                                                                  ------------    ------------
Non-current liabilities
  Proportionate share of notes payable advances owed to
    affiliate .................................................           --           507,001
                                                                  ------------    ------------
      Total non-current liabilities ...........................           --           507,001
                                                                  ------------    ------------
      Total liabilities .......................................      5,840,751       5,133,125
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common stock, $0.001 par value, 250,000,000 and
    100,000,000 shares authorized, 6,586,942 and
    6,289,520 shares issued and outstanding at March
    31, 2003 and December 31, 2002 ............................          6,587           6,290
  Additional paid-in capital ..................................     26,880,017      26,165,214
  Accumulated deficit .........................................    (22,548,670)    (22,022,734)
  Foreign currency translation adjustment .....................        816,500         730,500
                                                                  ------------    ------------
      Total stockholders' equity ..............................      5,154,434       4,879,270
                                                                  ------------    ------------

Total liabilities and stockholders' equity ....................   $ 10,995,185    $ 10,012,395
                                                                  ============    ============

           See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                      2003           2002
                                                   -----------    -----------

Sales ..........................................   $ 3,408,718    $   821,000

Cost of sales and expenses
   Oil and gas production ......................       885,545        146,392
   Transportation and marketing ................       280,965         78,662
   Taxes other than income taxes ...............     1,427,572        368,855
   General and administrative - Goloil .........       219,557         93,000
   General and administrative - Teton Petroleum        772,899        562,311
   Depreciation, depletion and amortization ....       170,737         24,000
                                                   -----------    -----------
     Total cost of sales and expenses ..........     3,757,275      1,273,220
                                                   -----------    -----------

(Loss) income from operations ..................      (348,557)      (452,220)
                                                   -----------    -----------

Other income (expense)
   Other income ................................        21,688            125
   Financing charges ...........................          --         (104,591)
   Interest expense ............................       (94,225)       (77,126)
                                                   -----------    -----------
                                                       (72,537)      (181,592)
                                                   -----------    -----------

Net loss before taxes ..........................      (421,094)      (633,812)

Foreign income tax .............................      (104,842)          --

Net loss .......................................      (525,936)      (633,812)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ....................        86,000        (42,000)
                                                   -----------    -----------
Other comprehensive (loss) income ..............        86,000        (42,000)
                                                   -----------    -----------

Comprehensive loss .............................   $  (439,936)   $  (675,812)
                                                   ===========    ===========

Basic and diluted weighted average common shares
    outstanding ................................     6,321,218      2,374,046
                                                   ===========    ===========

Basic and diluted (loss) income per common share   $     (0.08)   $     (0.27)
                                                   ===========    ===========

           See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

                 Unaudited Consolidated Statements of Cash Flows

                                                        For the Three Months Ended
                                                                March 31,
                                                        --------------------------
                                                            2003           2002
                                                        -----------    -----------

Cash flows from operating activities
  Net loss ..........................................   $  (525,936)   $  (633,812)
                                                        -----------    -----------
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities
   Depreciation, depletion, and amortization ........       170,737         24,000
   Stock and stock options issued for services and
 interest ...........................................          --           46,582
   Amortization of note payable discount ............          --           58,009
   Changes in assets and liabilities
     Accounts receivable ............................      (488,956)      (334,000)
     Prepaid expenses and other assets ..............        75,446         34,000
     Inventory ......................................        19,104        (23,500)
     Accounts payable and accrued liabilities .......     1,034,540        122,432
                                                        -----------    -----------
                                                            810,871        (72,477)
                                                        -----------    -----------
      Net cash used in operating activities .........       284,935       (706,289)
                                                        -----------    -----------

Cash flows from investing activities
  Oil and gas properties and equipment expenditures .    (2,979,979)      (128,044)
                                                        -----------    -----------
      Net cash used in investing activities .........    (2,979,979)      (128,044)
                                                        -----------    -----------

Cash flows from financing activities
  Net (repayments) proceeds from advances under notes
  payable from affiliate ............................      (103,714)       305,600
  Proceeds from deposits on convertible debentures ..          --        1,071,500
  Proceeds from issuance of stock, net of issue costs
of $98,100 ..........................................     2,406,510           --
  Payments on notes payable .........................          --         (269,210)
                                                        -----------    -----------
      Net cash provided by financing activities .....     2,302,796      1,107,890
                                                        -----------    -----------

Effect of exchange rates ............................        86,000        (10,065)
                                                        -----------    -----------

Net (decrease) increase in cash .....................      (306,248)       263,492

Cash - beginning of year ............................       712,013        182,502
                                                        -----------    -----------

Cash - end of year ..................................   $   405,765    $   445,994
                                                        ===========    ===========

           See notes to unaudited consolidated financial statements.

Supplemental disclosure of non-cash activity:

During 2003, the Company had the following transactions:

     7,408  shares of stock were issued to a consultant  for services  valued at
     $20,000 provided in 2001 and accrued in accounts payable.

     73,422 shares of stock and 66,667 warrants exercisable at $6.00 were issued to a  consultant  for  services  provided in 2002  valued at  $200,000  and accrued in accounts payable.

     $25,000 of stock  subscriptions  receivable  outstanding  at March 31, 2003 were collected in April 2003.

During 2002, the Company had the following transactions:

     In exchange for the extension of principal  payments on four notes payable, the Company modified  expiration dates of certain warrants  previously held by the note holders and issued an additional 10,417 such warrants. The fair value of the extension of the warrants and of the issued  warrants  totaled
     $46,582 and has been included in financing costs.

                             TETON PETROLEUM COMPANY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The  March  31,  2003  financial   statements  are  unaudited  and  reflect  all
adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating results for the interim periods.  The unaudited financial statements  as of March 31, 2003,  as is customary in the oil and gas  industry, reflect a pro rata  consolidation of the Company's 50% interest in ZAO Goloil, a
Russian closed joint-stock company. The unaudited financial statements contained herein should be read in  conjunction  with the financial  statements  and notes thereto  contained  in the  Company's  financial  statement  for the year  ended
December 31, 2002. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

Foreign Currency Exchange Rates

The consolidated  financial  statements  reflect the Company's pro-rata share of its subsidiary  Goloil.  The conversion of the functional  currency of Goloil (a
Russian  Company) in rubles to the reporting  currency of U.S.  dollars is based upon the exchange  rates in effect.  The  exchange  rates in effect at March 31,
2003 and 2002 were 31.40 and 31.22 rubles to the U.S. dollar, respectively.  The average rates in effect during the three-month  periods ended March 31, 2003 and
2002, were 31.67 and 30.84 rubles to the U.S. dollar, respectively.

Earnings Per Share

At the March 19, 2003 meeting, the Company's  shareholders  approved a reverse 1 for 12 stock split.  All share amounts and earnings per share have been adjusted to reflect the split.

All potential dilutive securities have an antidilutive effect on earnings (loss)
per share and  accordingly,  basic and dilutive  weighted average shares are the same.

Note 2 - Proportionate Share of Liabilities

The  proportionate   share  of  accounts  payable  and  accrued  liabilities  of
$2,539,287 at March 31, 2003 are  obligations of Goloil and not Teton  Petroleum nor have they been guaranteed by Teton Petroleum.

The following  notes  reflect the Company's 50% pro-rata  share of notes payable advances  made  of  Goloil  owed  to  an  affiliate.  These  advances  are  also obligations  of Goloil at March 31, 2003 and not Teton  Petroleum  nor have they been guaranteed by Teton Petroleum.

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
 extended to future periods.                                                $ 2,844,711
                                                                            -----------

Less current portion                                                         (2,844,711)
                                                                            -----------

                                                                            $        -
                                                                            ===========

Note 3 - Stockholder's Equity

In  March  2003,  the  stockholder's  approved  an  increase  in the  amount  of authorized  common  shares from  100,000,000  to  250,000,000  and also approved
25,000,000 of preferred stock authorized for future issuances.

During the  quarter  ended March 31,  2003,  the  Company  received  $466,900 of proceeds (net of costs of $98,100) from the issuance of 207,416 shares of common stock.  The  Company  also  issued  9,178  shares of common  stock under a stock subscription  agreement  for $25,000 that was  collected  in April of 2003.  The
Company also received $1,939,610 during the quarter related to outstanding stock subscriptions receivable at December 31, 2002.

The Company issued 1,009,870  warrants during the quarter in connection with the private  placement to  investors.  The Company also has an  obligation  to issue
58,498  warrants  to an entity  for its  services  directly  related  to raising capital under private placements during the quarter.

                           FORWARD LOOKING STATEMENTS

To the  extent  that  financial  information  and  management's  discussion  and
analysis  or  plan  of  operation  contain  forward  looking  statements,   such
statements  involve risks and  uncertainties  which could cause  Teton's  actual result to differ  materially  from the  anticipated  results  discussed  herein.
Factors  that might cause such a  difference  are set forth in the  "Significant
Factors in Company Operations" section of Teton's Registration Statement on Form
10-SB/A filed with the  Securities and Exchange  Commission  ("SEC") on July 11,
2001 (SEC File Number:  000-31170)  and in Teton's  Annual Report on Form 10-KSB
filed  with the SEC on April 15,  2003.  You are  cautioned  not to place  undue reliance on the forward-looking statements made herein.

ITEM 2 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
OF OPERATIONS

WITH THE  EXCEPTION OF  HISTORICAL  MATTERS,  THE MATTERS  DISCUSSED  HEREIN ARE
FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING
STATEMENTS  INCLUDE,  BUT ARE NOT LIMITED TO STATEMENTS  CONCERNING  ANTICIPATED
TRENDS IN REVENUES.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS
DISCUSSED IN SUCH FORWARD LOOKING  STATEMENTS.  THERE IS ABSOLUTELY NO ASSURANCE
THAT WE WILL  ACHIEVE  THE  RESULTS  EXPRESSED  OR IMPLIED  IN  FORWARD  LOOKING
STATEMENTS.

                              Results of Operations

Three Months Ended March 31, 2003 compared to March 31, 2002

The Company had revenues from oil and gas production of $3,408,718 for the three months  ended March 31, 2003 as compared to $821,000  for the three months ended
March 31,  2002.  The change in sales is related to the  increase in  production from 54,675 bbls. to 151,300 bbls.,  net to Teton after 50%  production  payment and an  increase in the average  price per bbl.  received  from $15.00 to $22.53 from 2002 to 2003.

The cost of oil production,  including export duties,  increased to $885,545 for the three months  ended March 31, 2003 from  $146,392 for the three months ended
March 31,  2002 due to the  Company's  increased  production  and  significantly higher per barrel  export  duties.  The average  cost per barrel of  production, excluding taxes,  increased from $3.18 to $5.85. Of this increase, the change in export  duties  accounted  for $2.67 per  barrel.  A new  insurance  policy  for
Goloil's oil pipeline also added to production costs. Teton's share of this cost during the quarter amounted to $50,000 or $0.33 per bbl.

Transportation  and  marketing  expenses  rose from $78,662 for the three months ended March 31, 2002 to $280,965 in the current  quarter.  The  increase was due mainly to the increased sales volume and increased transportation rates.

The average  cost per bbl. of Russian  taxes  other than income  increased  from
$6.75 to $9.44 per bbl. This tax increase is due  principally  to an increase in the  Russian  mining  (extraction)  tax,  which is indexed to the world price of
Urals Blend crude and applied to all production, regardless of where sold.

Since Teton  absorbs its share of the cost of  producing  the oil paid under the production  payment (included in the above cost amounts),  the impact of changes is doubled in the "net to Teton" per bbl. costs.

General and  administrative  expenses for Teton itself of $772,899 were incurred for the three  months ended March 31, 2003 as compared to $562,311 for the three months ended March 31, 2002. The increase of general and administrative expenses of $210,588 reflects the increase in consulting costs of approximately  $42,000, increase  in  travel  and  entertainment  costs of  approximately  $100,000  and increase in fees paid for research  reports on Teton Petroleum of  approximately
$85,000.  The  increase  in  consulting  is a result of  additional  oil and gas consultants  used to assist with  Company's  Russian  operations  and  financial consultants  involved in creating  additional market awareness of the Company as well as identifying additional sources for future capital raising.

Teton also absorbs it pro-rata  share of Goloil's  G&A  expense.  Because of the significant  increase in activity,  Goloil's G&A expenses  increased and Teton's share of the increase was $126,557.

With the  increased  activity,  including  the addition of  executive  personnel mentioned  below,  it is now  anticipated  Teton's  General  and  Administrative expenses will be higher than the $2,000,000  budget  disclosed in our previously filed 10-KSB for the year ended December 31, 2002.

Interest  expense  for the three  months  ended  March 31,  2003 was  $94,225 as compared to $77,126 for the three  months ended March 31,  2002.  This  interest expense is  principally  from the pro-rata  consolidation  of Teton's  ownership portion of Goloil's loans.  Financing charges in 2002 arose from the issuance of
Convertible Debt and warrants,  which were recorded at "fair value",  there were none of these charges in 2003.

Liquidity and Capital Resources

The Company has cash  balances  of  $405,765 at March 31,  2002,  with a working capital  deficit of $2,865,037.  Approximately  $460,000 of the working  capital deficit is in Teton, with the remainder arising from the pro-rata  consolidation of Goloil.  Teton is not liable for Goloil's  debts.  Cash flow from  operations totaled  $284,935,  with non-cash  adjustments  to cash flow from  operations of
$810,871 including depreciation and depletion of $170,737.

The Company  used  $2,979,979  of cash in  investing  activities,  which was all associated with oil and gas property and equipment expenditures.  In particular, the Company financed its half of a new gas-powered  electrical  generating plant in the amount of $1,500,000  which will be  operational  in the third quarter of this year. The plant will provide  substantial  increases in electrical capacity as compared to the diesel  generators that will be replaced and at a lower cost.
The plant will be fueled by natural gas from our wells,  reducing or eliminating the need to "flare" the gas. The Company financed the expenditures with existing cash and sale of Common  Stock.  The  Company  continues  to expect  significant additional  investments to be made in the future to drill and develop additional producing wells.

The Company had cash  provided by  financing  activities  of  $2,302,796,  which consisted of  $2,406,510  from the sale of Common  Stock,  which were  partially offset by the repayment of notes payable to affiliate of $103,714.

The Company  anticipates  future operations and significant oil and gas property expenditures  will be able to be funded  through a  combination  of note payable advances from an affiliate,  cash raised from raising debt and equity  financing and production of oil and gas reserves.

Other Matters:

The Company  developed a plan of action to list its stock on the American  Stock
Exchange  (AMEX) and began  implementation  in the first  quarter  of 2003.  The program included the implementation of a 12 for 1 reverse stock split as well as a listing. This program was successfully completed May 6, 2003.

The Company is currently exploring possibilities to acquire additional petroleum licenses in Russia.

Subsequent Events:

In April of 2003, H. Howard Cooper,  Chairman and CEO and the Board of Directors
concluded  that the Chairman  position and the CEO position  should be separated for workload  considerations  as the growth of the Company  warrants  additional executive time and  attention.  Karl F. Arleth,  a Director,  joined the Company full-time,  as  President  and  CEO.  Mr.  Arleth  is an  experienced  oil & gas executive with substantial  experience in Russia and the ex-Soviet  states.  Mr.
Cooper will continue as a full-time executive Chairman focusing on the financing of the  growth  of the  Company  as well as a search  for  additional  petroleum licenses in Russia.

In addition, Thomas F. Conroy, currently Chief Financial Officer,  Secretary and
Director,  informed the Board that he could not increase his time  commitment to
Teton as  required  by the  Company's  growth,  and would need to be replaced as
Chief  Financial  Officer.  Mr. Conroy agreed to remain in his current  position until an orderly  transition could be made. Mr. Conroy will remain as an outside
Director after the transition is completed.

On May 12, the Company  announced that Mr. John J. Mahar,  Managing  Director of
Gladstone  Capital,  LLC in New York would  assume  the role of Chief  Financial
Officer  effective May 20,  replacing Mr. Conroy.  Mr. Mahar brings ten years of experience in the financing of oil and gas projects,  and a total of twenty-five years of experience in the general financial sector.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the  participation  of the Company's  management,  including the Chief Executive
Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures.  Based on that evaluation, the Company's management,  including the Chief Executive Officer and the Chief Accounting Officer,  concluded that the Company's  disclosure controls and  procedures  were  effective  as of  March  31,  2003.  There  have  been no significant  changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 19, 2003, Teton's shareholders approved a reverse 1 for 12 stock split.
All share amounts have been adjusted to reflect the split.

The  securities  described  below  represent our  securities  sold by us for the period  starting  January  1,  2002 and  ending  March  31,  2003  that were not registered  under the  Securities  Act of 1933,  as  amended,  all of which were issued by us pursuant to exemptions under the Securities Act.  Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

Not applicable

SALES OF DEBT AND WARRANTS FOR CASH

Not applicable.

OPTION GRANTS

Not applicable.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On January 14, 2003, we issued the  following  shares of our common stock to the following parties for services rendered:

1.   20,191 shares of common stock and 18,334  warrants  exercisable at $6.00 to
     Rockwell  Capital  Ventures in consideration of $55,000 for capital raising services rendered.
2.   406 shares of common stock to Ivy L. Frederick in  consideration of $12,000 for capital raising services rendered.
3.   380 shares of common  stock to John P. O'Shea in  consideration  of $11,250 for capital raising services rendered.
4.   76 shares of common stock to Henry S. Kraus in  consideration of $2,250 for capital raising services rendered.
5.   76 shares of common stock to Daniel Luskind in  consideration of $2,250 for capital raising services rendered.
6.   76 shares of common stock to Arthur Niebaur in  consideration of $2,250 for capital raising services rendered.

On January 22,  2003,  we issued  44,052  shares of our common  stock and 40,000 warrants exercisable at $6.00 to Current Capital Corporation in consideration of
$120,000 for capital raising services rendered.

On March 23, 2003, we issued 7,408 shares of our common stock to Karl F. Arleth, our director, in consideration of $20,000 for services rendered.

On March 27, 2003, we issued 6,898 shares of our common stock and 6,274 warrants exercisable at $6.00 to Ilia Gurevich in consideration of $18,790 for consulting services rendered.

On March 27,  2003,  we issued  11,013  shares of our  common  stock and  10,000 warrants  exercisable at $6.00 to Maxim Partners in consideration of $30,000 for financial services rendered.

On March 28,  2003,  we issued  73,422  shares of our  common  stock and  66,667 warrants  exercisable at $6.00 to Strategic  Partners Ltd. in  consideration  of
$200,000 for capital raising services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.   The Annual Meeting was on March 19, 2003 at 5:00 PM.

2.   There were present in person or by proxy 45,204,977 shares of Common Stock, of a total of 69,423,319 shares of Common Stock entitled to vote.

3.   The  number  of  shares  voted in favor of the  election  of the  following nominees for director is set forth opposite each nominee's name:

            Nominee                       No. of Shares
            -------                       -------------

            H. Howard Cooper              45,089,762
            Thomas F. Conroy              45,204,975
            Karl F. Arleth                45,225,709
            James J. Woodcock             45,204,977

4.   34,739,525  shares were voted in favor of the  amendment  of the  Company's
     Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000  shares to 250,000,000 shares and creation of
     25,000,000 shares of blank check preferred.

5.   34,363,240 shares were voted in favor of 2003 Stock Option Plan.

6.   43,914,680 shares were voted in favor of the 1 for 12 reverse stock split.

7.   45,106,056  shares were voted in favor of the appointment of Ehrhardt Keefe
     Steiner & Hottman PC as auditors.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K:

99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  TETON PETROLEUM COMPANY, a Delaware Corporation

Date:  May 15, 2003                       By:   /s/Karl F. Arleth
                                                -----------------
                                          Karl F. Arleth, President and CEO

Date:  May 15, 2003                       By:   /s/Thomas F. Conroy
                                                -------------------
                                          Thomas F. Conroy, CFO

                                  CERTIFICATION

                      I, Karl F. Arleth, CEO, certify that:

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

May 15, 2003

/s/ Karl F. Arleth
-----------------------
Karl F. Arleth
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

May 15, 2003

/s/ Thomas F. Conroy
-----------------------
Thomas F. Conroy
Chief Financial Officer