Form 10QSB
period 2003-06-30
TETON PETROLEUM CO
filed 2003-08-14
CIK 1131072

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
[  ]     TRANSITION  REPORT  UNDER  SECTION  13 OR 15(D)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ______________ TO
          _______________

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

                                 (303)-542-1878
                           (Issuer's Telephone Number)

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

 Yes X____    No_____

Applicable only to corporate issuers:

As of August 12, 2003, 6,807,360 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format:       Yes __   No X____

                             TETON PETROLEUM COMPANY

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



                                Table of Contents


                                                                                                                    Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at June 30, 2003 (Unaudited) and December 31, 2002                F - 1

            Condensed Consolidated Statements of Operations and Comprehensive Loss
            Three months ended June 30, 2003 and 2002 (Unaudited)                                                  F - 2

            Condensed Consolidated Statements of Operations and Comprehensive Loss
            Six months ended June 30, 2003 and 2002 (Unaudited)                                                    F - 3

            Consolidated Statements of Cash Flows
            Six months ended June 30, 2003 and 2002 (Unaudited)                                                    F - 4

            Notes to Consolidated Financial Statements                                                             F - 6

Item 2.     Management's Discussion and Analysis or Plan of Operation                                              F - 9

Item 3.     Controls and Procedures                                                                                F - 14

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                       15

Item 2.     Changes in Securities                                                                                   15

Item 3.     Defaults Upon Senior Securities                                                                         15

Item 4.     Submission of Matters to a Vote of Security Holders                                                     15

Item 5.     Other Information                                                                                       15

Item 6.     Exhibits and Reports on Form 8-K                                                                        15

            SIGNATURES                                                                                              17

            CERTIFICATIONS                                                                                          18

                             TETON PETROLEUM COMPANY

                            Consolidated Balance Sheets

                                                                                        June 30, 2003         December 31, 2002
                                                                                       ------------------     ------------------
                                                                                          (Unaudited)
                                                             Assets
Current assets
   Cash                                                                                $         375,644      $         712,013
   Proportionate share of Goloil accounts receivable                                             629,575                642,525
   Proportionate share of Goloil VAT and other accounts receivable                             1,565,339                913,583
   Stock subscriptions receivable                                                                      -              1,939,610
   Proportionate share of Goloil inventory                                                       644,289                502,989
   Prepaid expenses and other assets                                                             123,872                 91,446
                                                                                       ------------------     ------------------
        Total current assets                                                                   3,338,719              4,802,166
                                                                                       ------------------     ------------------

Non-current assets
   Oil and gas properties, net (successful efforts)                                            9,262,922              4,896,308
   Fixed assets, net                                                                             463,709                313,921
                                                                                       ------------------     ------------------
         Total non-current assets                                                              9,726,631              5,210,229
                                                                                       ------------------     ------------------

Total assets                                                                           $      13,065,350      $      10,012,395
                                                                                       ==================     ==================

                      Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable and accrued liabilities                                            $         504,733      $         650,356
   Proportionate share of Goloil accounts payable and accrued liabilities (Note
      2)                                                                                       2,652,641              1,534,344
   Current portion of proportionate share of notes payable owed to affiliate
      (Note 2)                                                                                 4,347,453              2,441,424
   Notes payable, net of discount of $79,317                                                     399,433                      -
                                                                                       ------------------     ------------------
         Total current liabilities                                                             7,904,260              4,626,124
                                                                                       ------------------     ------------------

Non-current liabilities
   Proportionate share of notes payable advances owed to affiliate                                     -                507,001
                                                                                       ------------------     ------------------
         Total non-current liabilities                                                                 -                507,001
                                                                                       ------------------     ------------------
         Total liabilities                                                                     7,904,260              5,133,125
                                                                                       ------------------     ------------------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.001 par value, 250,000,000 and 100,000,000 shares authorized, 6,807,360 and 6,289,520 shares issued and outstanding at June
      30, 2003 and December 31, 2002                                                               6,807                  6,290
   Additional paid-in capital                                                                 27,654,162             26,165,214
   Accumulated deficit                                                                       (23,685,879)           (22,022,734)
   Foreign currency translation adjustment                                                     1,186,000                730,500
                                                                                       ------------------     ------------------
         Total stockholders' equity                                                            5,161,090              4,879,270
                                                                                       ------------------     ------------------

Total liabilities and stockholders' equity                                             $      13,065,350      $      10,012,395
                                                                                       ==================     ==================

            See notes to unaudited consolidated financial statements

                            TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                                                              For the Three Months Ended
                                                                                                         June 30,
                                                                                       ------------------------------------------
                                                                                                2003                    2002
                                                                                       ------------------      ------------------
Sales                                                                                  $       2,978,554       $       1,279,661

Cost of sales and expenses
   Oil and gas production                                                                        512,511                 127,504
   Transportation and marketing                                                                  320,834                 130,612
   Taxes other than income taxes                                                               1,250,134                 707,884
  Export duties                                                                                  598,870                  97,047
   General and administrative - Goloil                                                           167,928                 141,328
   General and administrative - Teton Petroleum                                                  981,023               1,012,871
   Depreciation, depletion and amortization                                                      217,494                  57,387
                                                                                       ------------------      ------------------
         Total cost of sales and expenses                                                      4,048,794               2,274,633
                                                                                       ------------------      ------------------

(Loss) income from operations                                                                 (1,070,240)               (994,972)
                                                                                       ------------------      ------------------

Other income (expense)
  Other income                                                                                       291                   1,683
   Financing charges                                                                                (347)             (3,938,703)
   Interest expense                                                                              (49,337)               (234,793)
                                                                                       ------------------      ------------------
         Total other income (expense)                                                            (49,393)             (4,171,813)
                                                                                       ------------------      ------------------

Net loss before taxes                                                                         (1,119,633)             (5,166,785)
                                                                                       ------------------      ------------------

Foreign income tax                                                                               (17,576)                      -

Net loss                                                                                      (1,137,209)             (5,166,785)
                                                                                       ------------------      ------------------

Other comprehensive (loss) income, net of tax
   Effect of exchange rates                                                                      369,500                 (90,273)
                                                                                       ------------------      ------------------
         Other comprehensive (loss) income                                                       369,500                 (90,273)
                                                                                       ------------------      ------------------

Comprehensive loss                                                                     $        (767,709)      $      (5,257,058)
                                                                                       ==================      ==================

Basic and diluted weighted average common shares outstanding                                   6,674,988               2,392,685
                                                                                       ==================      ==================

Basic and diluted (loss) income per common share                                       $           (0.17)      $           (2.16)
                                                                                       ==================      ==================

            See notes to unaudited consolidated financial statements

                            TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss


                                                                                              For the Six Months Ended
                                                                                                        June 30,
                                                                                      -------------------------------------------
                                                                                               2003                    2002
                                                                                      -------------------     -------------------
Sales                                                                                 $        6,387,272      $        2,100,661

Cost of sales and expenses
   Oil and gas production                                                                        839,316                 217,959
   Transportation and marketing                                                                  601,199                 209,275
   Taxes other than income taxes                                                               2,677,706               1,076,739
   Export Duties                                                                               1,158,210                 152,983
   General and administrative - Goloil                                                           387,485                 234,328
   General and administrative - Teton Petroleum                                                1,753,922               1,575,182
   Depreciation, depletion and amortization                                                      388,231                  81,387
                                                                                      -------------------     -------------------
         Total cost of sales and expenses                                                      7,806,069               3,547,853
                                                                                      -------------------     -------------------

Loss from operations                                                                          (1,418,797)             (1,447,192)
                                                                                      -------------------     -------------------

Other income (expense)
   Other income                                                                                    1,869                   1,808
   Financing charges                                                                                (347)             (4,043,294)
   Interest expense                                                                             (123,452)               (311,919)
                                                                                      -------------------     -------------------
         Total other income (expense)                                                           (121,930)             (4,353,405)
                                                                                      -------------------     -------------------

Net loss before taxes                                                                         (1,540,727)             (5,800,597)

Foreign income tax                                                                              (122,418)                      -

Net loss                                                                                      (1,663,145)             (5,800,597)
                                                                                      -------------------     -------------------

Other comprehensive (loss) income, net of tax
   Effect of exchange rates                                                                      455,500                (132,273)
                                                                                      -------------------     -------------------
         Other comprehensive (loss) income                                                       455,500                (132,273)
                                                                                      -------------------     -------------------

Comprehensive loss                                                                    $       (1,207,645)     $       (5,932,870)
                                                                                      ===================     ===================

Basic and diluted weighted average common shares outstanding                                   6,518,278               2,392,685
                                                                                      ===================     ===================

Basic and diluted (loss) income per common share                                      $            (0.26)    $             (2.42)
                                                                                      ====================    ===================

            See notes to unaudited consolidated financial statements

                            TETON PETROLEUM COMPANY

                 Unaudited Consolidated Statements of Cash Flows

                                                                                               For the Six Months Ended
                                                                                                      June 30,
                                                                                      -------------------------------------------
                                                                                                2003                 2002
                                                                                      -------------------     -------------------
Cash flows from operating activities
   Net loss                                                                           $       (1,663,145)     $       (5,800,597)
                                                                                      -------------------     -------------------
   Adjustments to reconcile net (loss) income to net cash used in operating activities
     Depreciation, depletion, and amortization                                                   388,231                  81,387
     Stock and stock options issued for services and interest                                     97,901                  57,238
     Debentures issued for services                                                                    -                 140,875
     Amortization of note payable discount                                                           347               3,859,801
     Changes in assets and liabilities
       Accounts receivable                                                                      (638,806)               (560,767)
       Prepaid expenses and other assets                                                         (32,426)               (105,619)
       Inventory                                                                                (141,300)               (107,924)
       Accounts payable and accrued liabilities                                                 (625,326)             (1,427,449)
                                                                                      -------------------     -------------------
                                                                                                (951,379)              1,937,542
                                                                                      -------------------     -------------------
         Net cash used in operating activities                                                (2,614,524)             (3,863,055)
                                                                                      -------------------     -------------------

Cash flows from investing activities
   Oil and gas properties and equipment expenditures                                          (3,086,633)               (570,917)
                                                                                      -------------------     -------------------
                           Net cash used in investing activities                              (3,086,633)               (570,917)
                                                                                      -------------------     -------------------

Cash flows from financing activities
   Net (repayments) proceeds from advances under notes payable from affiliate                  1,399,028                 967,500
Proceeds from stock subscriptions                                                              1,939,610                       -
   Proceeds from deposits on convertible debentures                                                    -               1,071,500
   Proceeds from convertible debentures                                                                -               3,262,142
   Proceeds from issuance of stock, net of issue costs of $98,100                              1,091,900                       -
   Proceeds from notes payable                                                                   478,750
   Payments on notes payable                                                                           -                (594,210)
                                                                                      -------------------     -------------------
         Net cash provided by financing activities                                             4,909,288               4,706,932
                                                                                      -------------------     -------------------

Effect of exchange rates                                                                         455,500                 (35,338)
                                                                                      -------------------     -------------------
Net (decrease) increase in cash                                                                 (336,369)                237,622

Cash - beginning of year                                                                         712,013                 182,502
                                                                                      -------------------     -------------------

Cash - end of period                                                                  $          375,644      $          420,124
                                                                                      ===================     ===================

          See notes to unaudited consolidated financial statements

                            TETON PETROLEUM COMPANY

                 Unaudited Consolidated Statements of Cash Flows

Supplemental disclosure of non-cash activity:

During the six months ended June 30, 2003, the Company had the following transactions:

          7,408 shares of stock were issued to a consultant for services valued at $20,000 provided in 2001 and accrued in accounts payable.

          73,422 shares of stock and 66,667 warrants exercisable at $6.00 were issued to a consultant for services provided in 2002 valued at $200,000 and accrued in accounts payable.

          3,700 warrants issued with debt and valued at $10,592 were initially recorded as a discount on the note payable. At June 30, 2003, $347 of the discount had been amortized and recorded as financing costs.

          87,500 warrants issued with debt and valued at $69,072 were initially recorded as a discount on the debentures. At June 30, 2003, none of the discount had been amortized and recorded as financing costs.

          Approximately $1,818,000 of capital expenditures for oil and gas properties was included in accounts payable at June 30, 2003.

During the six months ended June 30, 2002, the Company had the following transactions:

          In exchange for the extension of principal payments on four notes payable, the Company modified expiration dates of certain warrants previously held by the note holders and issued an additional 868 such warrants. The fair value of the extension of the warrants and of the issued warrants totaled $46,582 and has been included in financing costs.

          A note payable of $250,000 was converted into a convertible debenture with 83,333 warrants also being issued under the same terms of the Company's private placement offering of convertible debentures.

          The Company issued $267,500 of convertible debentures with 89,167 warrants valued at $14,250 for a total of $281,750. Prepaid consulting services valued at $140,875 related to future quarters in 2002 and are included in prepaid expenses at June 30, 2002.

          1,261,211 of warrants issued with convertible debentures valued at $201,559 were initially recorded as a discount on the debentures. At June 30, 2002, $120,935 of the discount had been amortized and recorded as financing costs.

          In the  money  conversion  features  on  convertible  debt  valued  at
          $3,715,834  were  recognized  as  financing  costs   ($3,582,084)  and
          consulting expenses ($133,750).

          The remaining discount on notes payable of $98,772 was amortized and recorded as financing costs.

          $100,000 debenture and accrued interest of $1,178 were converted into 37,279 shares of stock valued at $111,834, which resulted in interest of $10,656 being recognized as a premium at conversion.

          Approximately $800,000 of capital expenditures for oil and gas properties was included in accounts payable at June 30, 2002.


            See notes to unaudited consolidated financial statements

              Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation and Significant Accounting Policies

The June 30, 2003 financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited financial statements as of June 30, 2003, as is customary in the oil and gas industry, reflect a pro-rata consolidation of the Company's 50% interest in ZAO Goloil, a Russian closed joint-stock company. The unaudited financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's financial statements for the year ended December 31, 2002, as reported in the Company's Form 10-KSB filed March 31, 2003. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year.

Foreign Currency Exchange Rates

The conversion of the functional currency of Goloil (a Russian Company) in rubles to the reporting currency of U.S. dollars is based upon the exchange rates in effect. The exchange rates in effect at June 30, 2003 and 2002 were
30.38 and 31.51 rubles to the U.S. dollar, respectively. The average rates in effect during the three and six-month periods ended June 30, 2003 and 2002, were
30.89 and 31.31, and 31.27 and 31.08 rubles to the U.S. dollar, respectively.

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


Note 2 - Proportionate Share of Liabilities

The  proportionate   share  of  accounts  payable  and  accrued  liabilities  of
$2,652,641 at June 30, 2003 are obligations of Goloil and not Teton Petroleum nor have they been guaranteed by Teton Petroleum.

The following notes reflect the Company's 50% pro-rata share of notes payable advances made of Goloil owed to an affiliate. These advances are also obligations of Goloil at June 30, 2003 and not Teton Petroleum nor have they been guaranteed by Teton Petroleum.

Pro-rata  share of Goloil notes payable owed to an affiliate.  The proceeds were used to pay certain operating expenses and capital expenditures of Goloil. These notes  provide for  interest  rates of 8%,  with  quarterly  interest  payments, maturing through April 2004. These notes are secured by substantially all Goloil assets.  The  notes  payable  will be repaid  from cash flow from ZAO  Goloil as
available, or extended to future periods.                                           $  4,347,453
                                                                                    ---------------

Less current portion                                                                  (4,347,453)
                                                                                    ---------------

                                                                                    $          -
                                                                                    ===============

Note 3 - Notes Payable

The Company received proceeds of $478,750 from notes payable to stockholders. In connection with the notes, 91,200 warrants valued at $79,664 were issued. At June 30, 2003, $347 of the discount had been amortized and recorded as financing costs. The Company has recorded the value of these warrants using the Black-Scholes option-pricing model using the following assumptions: volatility of 73%, a risk-free rate of 3.5%, zero dividend payments, and a life of one year.

In July 2003, the Company received proceeds of $150,000 from a stockholder. In connection with the notes, 37,500 warrants valued at $30,506 were issued. The Company valued the warrants using the Black-Scholes option-pricing model using the following assumptions: volatility of $73%, a risk-free rate of 3.5%, zero dividend payments, and a life of one year.


Note 4 - Stockholder's Equity

In March 2003, the stockholder's approved an increase in the amount of authorized common shares from 100,000,000 to 250,000,000 and also approved 25,000,000 of preferred stock authorized for future issuances.

During the six months ended June 30, 2003, the Company received $1,091,900 of proceeds (net of costs of $98,100) from the issuance of 437,010 shares of common stock. The Company received $1,939,610 during the six months related to outstanding stock subscriptions receivable at December 31, 2002.

The Company issued 1,043,204 warrants during the six months ended June 30, 2003 in connection with the private placements to investors. The Company also issued 346,165 warrants to entities for their services directly related to raising capital under private placements during the quarter.

Note 5 - Stock Options

At the annual meeting on March 19, 2003, the Company's shareholders approved an employee stock option plan and authorized 2,083,333 shares of Common Stock for issuance thereunder. Under the plan, incentive and non-qualified options may be granted. During the second quarter of 2003, the Company issued 30,000 non-qualified options to outside advisory board members which has been recorded as compensation expense during the three-months ended June 30, 2003 valued at $94,701 , using the Black-Scholes option-pricing model with the following assumptions: volatility of $100%, a risk-free rate of 4%, zero dividend payments, and a life of ten years. The Company also issued 1,448,037 incentive options to employees, officers and directors valued at $4,571,026 using the Black-Scholes option-pricing model under the same assumptions described above.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued to employees, officers and directors under the stock option plan. Had compensation cost for the Company's options issued to employees, offices and directors been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                         --------------------------------------------
                                                                                 2003                  2002
                                                                         --------------------------------------------
Net loss - as reported                                                   $     (1,663,145)     $       (5,800,597)

Less previously recorded compensation expense                                           -                       -
Add fair value of employee compensation expense                                (4,571,026)                      -
                                                                         --------------------------------------------
Net loss per common share - pro forma                                    $     (6,234,171)     $       (5,800,597)
                                                                         ============================================

Basic loss per common share - as reported                                $          (0.26)     $            (2.42)
                                                                         ============================================
Basic loss per common share - pro forma                                  $          (0.96)     $            (2.42)
                                                                         ============================================

                                                                                 For the Three Months Ended
                                                                                          June 30,
                                                                         --------------------------------------------
                                                                                 2003                  2002
                                                                         --------------------------------------------

Net loss - as reported                                                   $     (1,137,209)     $       (5,166,785)

Less previously recorded compensation expense                                           -                       -
Add fair value of employee compensation expense                                (4,571,026)                      -
                                                                         --------------------------------------------
Net loss per common share - pro forma                                    $     (5,708,235)     $       (5,166,785)
                                                                         ============================================

Basic loss per common share - as reported                                $          (0.17)     $            (2.16)
                                                                         ============================================
Basic loss per common share - pro forma                                  $          (0.86)     $            (2.16)
                                                                         ============================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           FORWARD LOOKING STATEMENTS

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

To the extent that financial information and management's discussion and analysis or plan of operation contain forward looking statements, such statements involve risks and uncertainties which could cause Teton's actual result to differ materially from the anticipated results discussed herein. Factors that might cause such a difference are set forth in the "Significant Factors in Company Operations" section of Teton's Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission ("SEC") on July 11, 2001 (SEC File Number: 000-31170), in Teton's Annual Report on Form 10-KSB filed with the SEC on March 31, 2003, and in Teton's Registration Statement on form SB-2 filed, as amended, on July 25, 2003. You are cautioned not to place undue reliance on the forward-looking statements made herein.

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

Pro-Rata Consolidation.

The financial statements as is customary in the oil and gas industry, reflect a pro-rata consolidation of the Company's interest in ZAO Goloil (a Russian Company) through its wholly owned subsidiary Goltech. Management believes this to be the most meaningful presentation as the Company's only significant asset is its investment in ZAO Goloil.

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

Under the pro-rata consolidation method we include our share of the assets, liabilities, revenues and expenses of the consolidated accounts of Goltech. The intercompany balances of Goloil, Goltech and Teton do not fully eliminate under the pro-rata consolidation method, and the remaining receivable on Teton's accounts has been included as a component of oil and gas properties, as this balance will only be repaid through net cash flow generated from oil and gas properties.

Recoverability of Oil and Gas Properties.

The recoverability of our investment in oil and gas properties is reviewed quarterly and based on the net discounted cash flows to be obtained from our share of the production of oil and gas by Goloil using assumptions similar to those in the reserve study prepared by an independent petroleum engineer. The reserve study is subject to inherent limitations and uncertainties and is prepared using economics for the Company's 100% interest in Goltech, LLC, which includes the Company's share of a 35.295% interest in Goloil. If the average cost of oil production sold, the costs to produce and transport the oil for sale or further development capital expenditures change adversely to the Company, such changes could cause a material write down of our investment in such properties or abandonment altogether of our continued efforts to develop and produce those oil and gas reserves. Management believes that the economic conditions will remain favorable to the Company for the oil and gas prices it receives from production and the costs we incur for producing, transporting and continued license development capital expenditures, and it will recover all such investments in its oil and gas properties.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted the provisions of Financial Accounting Standard No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 requires record the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred. Overtime this liability is accreted to its expected future value with accretion being recorded as a charge to operations. The majority of the Company's asset retirement obligations relate to the projected costs to plug and abandon oil and gas wells, and closure of access roads on the license area in Russia.

The Company currently cannot make an assessment of the fair value for it's proportionate share of asset retirement obligations, and accordingly no liability for the fair value of these costs has been recorded in the accompanying financial statements. Currently the fair value of these costs is not able to be determined as a final plan of abandonment and closure for these future obligations has not been finalized with the applicable governmental bodies of the Russian government, and therefore the specific actions required to satisfy the obligations under the license are not known with a degree of certainty to enable reasonable estimation, although management believes that any ultimate liability to plug and abandon wells and close access roads will not be material to the financial condition or results of operations of the Company.

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


Results of Operations

Below is a brief analysis of the most important components of our revenues and operating costs. Please note that since Teton absorbs its share of the cost of producing the oil paid under the production payment (included in the cost amounts), the impact of changes is doubled in the "net to Teton" per barrel costs.

Three Months Ended June 30, 2003 compared to June 30, 2002

The Company had revenues from oil and gas production of $2,978,554 for the three months ended June 30, 2003 as compared to $1,279,661 for the three months ended June 30, 2002. The change in revenues is related to the increase in sales from 93,629 barrels to 164,273 barrels, net to Teton after a 50% production payment and an increase in the average price per barrel received from $13.67 to $18.13 from 2002 to 2003.

The cost of oil production increased to $512,511 for the three months ended June 30, 2003 from $127,504 for the three months ended June 30, 2002 due to the Company's increased production. The average cost per barrel of production, excluding taxes, increased from $1.36 to $3.12. The increase was mainly due to an increase in well maintenance expenses, an increase in payroll, along with the costs of an insurance policy for the Goloil oil pipeline that was initiated in the first quarter of this year. A fourth factor contributing to the increase in production cost was fuel consumption. Goloil currently uses diesel generators to provide electricity for its field operations and as the number of wells has increased, this cost has grown increasingly important. Once the new co-generation plant is installed, fuel costs are expected to be substantially reduced.

Export duties rose sharply, from $97,047 to $598,870 as a consequence of both the increased volumes sold for export, which more than doubled, and increases in the export tariff rate, from an average of $1.04 per barrel to $3.65 per barrel, year over year. The export tariff rate is based on a complex formula that results in high tariff rates whenever the price of exported crude rises above $25/barrel.

Transportation and marketing expenses rose from $130,612 for the three months ended June 30, 2002 to $320,834 in the current quarter. The increase was due mainly to the increased sales volume as well as increased transportation rates, which rose from $1.40 per barrel to $1.95 per barrel, year over year.

Taxes other than income, which include the Russian mining (extraction) tax, value added tax (VAT), and property and other miscellaneous taxes rose from $707,884 in the quarter ended June 30, 2002 to $1,250,134 during quarter ended June 30, 2003. The increase reflected both increased sales volumes and, to a lesser extent, an increase in the average tax paid per barrel of Russian taxes other than income increased from $7.56 per barrel to $7.61 per barrel.

Teton's pro-rata share of Goloil's general and administrative expense ("G&A") showed little change year over year, rising from $141,328 in the quarter ended June 30, 2002 to $167,928 in the quarter just ended.


General and administrative expenses for Teton itself of $981,023 were incurred for the three months ended June 30, 2003 as compared to $1,012,871 for the three months ended June 30, 2002. The decrease in G&A of $31,848 reflects mainly a decrease in consulting costs of $332,986, offset by increased expenses for legal and accounting ($42,201), and fees incurred to list the Company's shares on the American Stock Exchange ($83,025), engineering due diligence associated with potential acquisitions ($48,017), and its filing to register shares with the SEC during the quarter. The Company also incurred a non-cash charge for $97,901 for the issuance of Teton share options to the members of the Company's Advisory Committee.

Interest expense for the three months ended June 30, 2003 was $49,337 as compared to $234,793 for the three months ended June 30, 2002. This interest expense is principally from the pro-rata consolidation of Teton's ownership portion of Goloil's loans in which the interest rate declined from 15% to 8% and included approximately $75,769 of interest on convertible debentures outstanding during the same period last year. Financing charges in 2002 of $3,938,703 arose from the issuance of Convertible Debt and warrants, with in the money conversion features associated with convertible debt in 2002. The Company did not issue any convertible debt in 2003.

Six Months Ended June 30, 2003 compared to June 30, 2002

The Company had revenues from oil and gas production of $6,387,272 for the six months ended June 30, 2003 as compared to $2,100,661 for the six months ended June 30, 2002, an increase of 204%. The change in revenues is related to the increase in sales from 153,225 barrels to 315,577 barrels, net to Teton after a 50% production payment and an increase in the average price per barrel received from $13.77 to $20.24 from 2002 to 2003.

The cost of oil production increased to $839,316 for the six months ended June 30, 2003 from $217,959, for the six months ended June 30, 2002 due to the Company's increased production. The average cost per barrel of production, excluding taxes, increased from $1.43 to $2.66. As discussed in the section above, the increase was due in large part to increases in four items: well maintenance expenses, labor, pipeline insurance, and fuel consumption.

Export duties rose sharply, from $152,983 to $1,158,210 as a consequence of both the increased volumes sold for export and increases in the export tariff rate, from an average of $1.00 per barrel to $3.67 per barrel, year over year. As discussed in the section above, the per barrel tariff charge increases sharply when export prices exceed $25 per barrel as they did most of this period.

Transportation and marketing expenses rose from $209,275 for the six months ended June 30, 2002 to $601,199 in the current six months. The increase was due mainly to the increased sales volume as well as increased transportation rates, which rose from $1.37 per barrel to $1.91 per barrel, year over year.

Taxes other than income, which include the Russian mining (extraction) tax, value added tax (VAT), and property and other miscellaneous taxes rose from $1,076,739 in the six months ended June 30, 2002 to $2,677,706 during six months ended June 30, 2003. The increase reflected both increased sales volumes and an increase in the average tax paid per barrel of Russian taxes other than income increased from $7.06 per barrel to $8.49 per barrel This higher average was due principally to an increase in the Russian mining (extraction) tax, which is indexed to the world price of Urals Blend crude and applied to all production, regardless of where sold.

Teton's pro-rata share of Goloil's general and administrative expense ("G&A") rose from $234,328 in the six months ended June 30, 2002 to $387,485 in the six months just ended.

General and administrative expenses for Teton itself of $1,753,922 were incurred for the six months ended June 30, 2003 as compared to $1,575,182 for the six months ended June 30, 2002. Most of the increase was due to the aforementioned second quarter expenses for the Company's AMEX listing, due diligence activities, and registration application partially offset by reduced expenditures on consultants plus an increase in travel and entertainment of $124,555.

As discussed in Teton's 10-Q filing for the previous quarter, it is now anticipated Teton's General and Administrative expenses will exceed the $2,000,000 budget disclosed in our previously filed 10-KSB for the year ended December 31, 2002. The Company currently estimates that its 2003 G&A expense will be $3,250,000.

Interest expense for the six months ended June 30, 2003 was $123,452 as compared to $311,919 for the six months ended June 30, 2002. This interest expense is principally from the pro-rata consolidation of Teton's ownership portion of Goloil's loans, in which the interest rate declined from 15% to 8%, and also included approximately $100,000 of interest on convertible debentures of Teton that were outstanding in 2002. Financing charges of $4,043,294 in 2002 arose from the issuance of Convertible Debt and warrants, which were recorded at "fair value" which did not take place in 2003.

Liquidity and Capital Resources

The Company has cash balances of $375,644 at June 30, 2003, with a working capital deficit of $4,565,541. Approximately $474,000 of the working capital deficit is in Teton, with the remainder arising from the pro-rata consolidation of Goloil. Teton is not liable for Goloil's debts. Cash flow used from operations totaled $2,614,524, with non-cash adjustments to cash flow from operations for depreciation and depletion of $388,231.

The Company used $3,086,633 of cash in investing activities, which was all associated with oil and gas property and equipment expenditures. In particular, the Company financed its half of a new gas-powered electrical generating plant in the amount of $1,500,000 which will be operational in the third quarter of this year. The plant will provide substantial increases in electrical capacity as compared to the diesel generators that will be replaced and at a lower cost. The plant will be fueled by natural gas from our wells, reducing or eliminating the need to "flare" the gas. The Company financed the expenditures with existing cash and sale of Common Stock. The Company continues to expect significant additional investments to be made in the future to drill and develop additional producing wells.

The Company had cash provided by financing activities of $4,909,288, which consisted of 1,939,610 from stock subscriptions received, $1,091,900 from the sale of Common Stock, net $1,399,028 from advances under notes payable from an affiliate, and $478,750 in proceeds from promissory notes.

The Company anticipates future operations and significant oil and gas property expenditures will be able to be funded through a combination of note payable advances from an affiliate, cash raised from raising debt and equity financing and production of oil and gas reserves.

Although the Company has a $4,565,541 working capital deficit, $4,347,453 of that deficit relates to our proportionate share of notes payable from affiliates, which are expected to be extended if current cash flow does not permit repayment. Additionally, we are in the process of raising $5,000,000 through a private placement, which will be used to fund the remaining working capital deficit, and future working capital as discussed below. The Company anticipates it share of capital expenditures through the end of the year will be approximately $4.4 million, and will be also be funded through the private placement proceeds along with expected cash flow from Goloil's operations.


Other Matters:

The Company developed a plan of action to list its stock on the American Stock Exchange (AMEX) and began implementation in the first quarter of 2003. The plan included the implementation of a reverse 1 for 12 stock split as well as a listing. This program was successfully completed May 6, 2003.

The Company is currently exploring possibilities to acquire additional petroleum licenses in Russia. On May 28, the company signed a purchase and sale agreement to acquire the Anderman/Smith Overseas, Inc. interests in the LLC Chernogorskoye located in Western Siberia, near its existing operations. The selling price was not disclosed and the company is pursuing its due diligence for the acquisition. If consummated this acquisition could potentially increase average daily production by approximately 4,000 barrels. The company is pursuing raising additional equity and debt financing to fund the acquisition.

Subsequent Events:

On July 3, 2003 the Company announced the addition of John T. Connor to its Board of Directors. Mr. Connor, who will chair the Board's audit committee, is the Founder and Portfolio Manager of the Third Millennium Russia Fund, a US based mutual fund specializing in the equities of Russian public companies. A former attorney at Cravath, Swaine & Moore in New York City, he has been a partner in leading law firms in New York, Washington and New Jersey. Mr. Connor is a member of the Council on Foreign Relations and the American Law Institute.

In July 2003, Teton received proceeds of $150,000 for a promissory note issued to a shareholder. The note has a maturity of six months and carries an interest rate of 10%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting April 1, 2003 and ending June 30, 2003 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

Not applicable.

SALES OF DEBT AND WARRANTS FOR CASH

On June 19, 2003, we issued a $350,000 six month 10% promissory note to a shareholder along with 87,500 warrants exercisable at $6.00.

On June 24, 2003, we issued a $128,750 promissory note to a director along with 3,700 options exercisable at $3.48.

On July 1, 2003, we issued a $150,000 six month 10% promissory note to a shareholder along with 37,500 warrants exercisable at $6.00.

OPTION GRANTS

On April 9, 2003, Teton issued an aggregate of 1,448,037 options to seven officers and directors pursuant to the 2003 Stock Option Plan. The options have an exercise price of $3.48 per share and expire on April 8, 2013.

On April 9, 2003, Teton issued 30,000 options to members of its Advisory Committee in consideration for serving on the Advisory Committee. The options have an exercise price of $3.48 per share and expire on April 8, 2013.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On April 9, 2003 we issued 291,667 warrants exercisable at $3.48 to a consultant for its involvement in assisting the Company in raising equity capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K:

Exhibits

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         Reports on From 8-K

      On May 15, 2003, we filed an 8-K containing a copy of a press release announcing 2003 first quarter revenues.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TETON PETROLEUM COMPANY


Date:  August 14, 2003                 By: /s/ Karl F. Arleth
                                          ---------------------------------
                                               Karl F. Arleth, President and CEO


Date: August 14, 2003                  By: /s/ John Mahar
                                           ---------------------------------
                                               John Mahar, CFO