Form 10QSB
period 2003-09-30
TETON PETROLEUM CO
filed 2003-11-14
CIK 1131072

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Applicable only to corporate issuers:

As of November 12, 2003, 6,807,360 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format:       Yes   No X
                                                        ---  ---

                             TETON PETROLEUM COMPANY



                                Table of Contents
                                -----------------
PART I.    FINANCIAL INFORMATION

                                                                                                                   Page
Unaudited Consolidated Financial Statements                                                                        ------

       Consolidated Balance Sheets
       September 30, 2003 (Unaudited) and December 31, 2002.........................................................F - 1

       Unaudited Consolidated Statements of Operations and Comprehensive Loss
       Three months ended September 30, 2003 and 2002...............................................................F - 2

       Unaudited Consolidated Statements of Operations and Comprehensive Loss
       Nine months ended September 30, 2003 and 2002................................................................F - 3

       Unaudited Consolidated Statements of Cash Flows
       Nine months ended September 30, 2003 and 2002................................................................F - 4

Notes to Unaudited Consolidated Financial Statements................................................................F - 6

Item 2.       Management's Discussion and Analysis or Plan of Operation.............................................F - 9

Item 3.       Controls and Procedures...............................................................................F - 14

PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................................................15

Item 2.       Changes in Securities.....................................................................................15

Item 3.       Defaults Upon Senior Securities...........................................................................15

Item 4.       Submission of Matters to a Vote of Security Holders.......................................................15

Item 5.       Other Information.........................................................................................15

Item 6.       Exhibits and Reports on Form 8-K..........................................................................15

SIGNATURES..............................................................................................................17

                             TETON PETROLEUM COMPANY

PART I. FINANCIAL INFORMATION

                           Consolidated Balance Sheets


                                                                                  September 30,    December 31,
                                                                                      2003            2002
                                                                                  (Unaudited)
                                                             Assets               ------------    ------------

Current assets
   Cash .......................................................................   $ 1,955,253     $   712,013
   Proportionate share of Goloil accounts receivable ..........................        19,121         642,525
   Proportionate share of Goloil VAT and other accounts receivable ............     1,857,283         913,583
   Stock subscriptions receivable .............................................           --        1,939,610
   Proportionate share of Goloil inventory ....................................       979,360         502,989
   Prepaid expenses and other assets ..........................................        90,992          91,446
                                                                                  ------------    ------------
        Total current assets ..................................................     4,902,009       4,802,166
                                                                                  ------------    ------------

Non-current assets
   Oil and gas properties, net (successful efforts) ...........................    10,488,152       4,896,308
   Fixed assets, net ..........................................................       419,256         313,921
                                                                                  ------------    ------------
         Total non-current assets .............................................    10,907,408       5,210,229
                                                                                  ------------    ------------

Total assets ..................................................................   $15,809,417     $10,012,395
                                                                                  ============    ============

                      Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable and accrued liabilities ...................................   $   233,104     $   650,356
   Proportionate share of Goloil accounts payable and accrued liabilities (Note
                                                                              2)    3,745,121       1,534,344
   Current portion of proportionate share of notes payable owed to affiliate
      (Note 2) ................................................................     5,107,805       2,441,424
  Notes payable, net of discount  of $47,907 ..................................       580,843            --
                                                                                  ------------    ------------
         Total current liabilities ............................................     9,666,873       4,626,124
                                                                                  ------------    ------------

Non-current liabilities
   Proportionate share of notes payable advances owed to affiliate ............           --          507,001
                                                                                  ------------    ------------
         Total non-current liabilities ........................................           --          507,001
                                                                                  ------------    ------------
         Total liabilities ....................................................     9,666,873       5,133,125
                                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.001 par value, 250,000,000 and 100,000,000 shares authorized, 6,807,360 and 6,289,520 shares issued and outstanding at
      September 30, 2003 and December 31, 2002 ................................         6,807           6,290
   Preferred stock, $0.001 par value, 25,000,000 shares authorized, 606,335
      shares issued and outstanding ...........................................           606            --
   Additional paid-in capital .................................................    30,193,042      26,165,214
   Accumulated deficit ........................................................   (25,163,412)    (22,022,734)
   Foreign currency translation adjustment ....................................     1,105,500         730,500
                                                                                  ------------    ------------
         Total stockholders' equity ...........................................     6,142,545       4,879,270
                                                                                  ------------    ------------

Total liabilities and stockholders' equity ....................................   $15,809,417     $10,012,395
                                                                                  ============    ============

            See notes to unaudited consolidated financial statements

                             TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                               For the Three Months Ended
                                                                       September 30,
                                                               --------------------------
                                                                  2003             2002
                                                               -----------    -----------

Sales ......................................................  $ 2,718,066    $ 2,204,613

Cost of sales and expenses
   Oil and gas production ..................................      618,141        664,241
   Transportation and marketing ............................      199,446        189,115
   Taxes other than income taxes ...........................    1,486,250      1,172,574
  Export duties ............................................      334,789        295,356
   General and administrative - Goloil .....................      261,420        149,091
   General and administrative - Teton Petroleum ............      921,761        439,061
   Depreciation, depletion and amortization ................      274,538         68,419
                                                              ------------   ------------
         Total cost of sales and expenses ..................    4,096,346      2,977,856
                                                              ------------   ------------

(Loss) income from operations ..............................   (1,378,279)      (773,243)
                                                              ------------   ------------

Other income (expense)
  Other income .............................................       (1,522)           700
   Financing charges .......................................      (61,569)    (1,390,951)
   Interest expense ........................................      (55,034)       (52,675)
                                                              ------------   ------------
         Total other income (expense) ......................     (118,125)    (1,442,926)
                                                              ------------   ------------

Net loss before taxes ......................................   (1,496,404)    (2,216,169)
                                                              ------------   ------------

Foreign income tax .........................................       18,870           --

Net loss ...................................................   (1,477,534)    (2,216,169)
                                                              ------------   ------------


Preferred stock dividend ...................................      (18,556)          --


Net loss applicable to common stock ........................   (1,496,090)    (2,216,169)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ................................      (80,590)        20,000
                                                              ------------   ------------
         Other comprehensive (loss) income .................      (80,590)        20,000
                                                              ------------   ------------

Comprehensive loss .........................................  $(1,576,590)   $(2,196,169)
                                                              ============   ============

Basic and diluted weighted average common shares outstanding    6,807,360      2,803,934
                                                              ============   ============

Basic and diluted (loss) income per common share ...........  $     (0.22)   $     (0.78)
                                                              ============   ============

            See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                                For the Nine Months Ended
                                                                        September 30,
                                                               ----------------------------
                                                                   2003              2002
                                                               -------------   -------------
Sales ......................................................   $  9,105,338     $ 4,305,274

Cost of sales and expenses
   Oil and gas production ..................................      1,456,857         882,202
   Transportation and marketing ............................        801,245         398,389
   Taxes other than income taxes ...........................      4,163,956       2,249,313
   Export Duties ...........................................      1,492,999         448,338
   General and administrative - Goloil .....................        648,905         383,419
   General and administrative - Teton Petroleum ............      2,675,683       1,950,258
   Depreciation, depletion and amortization ................        662,769         149,806
                                                               -------------   -------------
         Total cost of sales and expenses ..................     11,902,415       6,461,725
                                                               -------------   -------------

Loss from operations .......................................     (2,797,076)     (2,156,451)
                                                               -------------   -------------

Other income (expense)
   Other income ............................................              0           2,508
   Financing charges .......................................        (61,916)     (5,444,901)
   Interest expense ........................................       (178,139)       (328,938)
                                                               -------------   -------------
         Total other income (expense) ......................       (240,055)     (5,771,331)
                                                               -------------   -------------

Net loss before taxes ......................................     (3,037,131)     (7,927,782)

Foreign income tax .........................................       (103,548)           --

Net loss ...................................................     (3,140,679)     (7,927,782)
                                                               -------------   -------------


Preferred stock dividend ...................................        (18,556)           --


Net loss applicable to common stock ........................     (3,159,235)     (7,927,782)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ................................        375,000        (112,000)
                                                               -------------   -------------
         Other comprehensive (loss) income .................        375,000        (112,000)
                                                               -------------   -------------

Comprehensive loss .........................................   $ (2,784,235)    $(8,039,782)
                                                               =============   =============

Basic and diluted weighted average common shares outstanding      6,614,638       2,500,058
                                                               =============   =============

Basic and diluted (loss) income per common share ...........   $      (0.48)    $     (3.17)
                                                               =============   =============

           See notes to unaudited consolidated financial statements.

                        TETON PETROLEUM COMPANY

                 Unaudited Consolidated Statements of Cash Flows

                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                   2003             2002
                                                                                ------------   ------------
Cash flows from operating activities
   Net loss .................................................................   $(3,140,679)   $(7,927,782)
                                                                                ------------   ------------
   Adjustments to reconcile net (loss) income to net cash used in operating activities
     Depreciation, depletion, and amortization ..............................       628,458        149,806
     Stock and stock options issued for services and interest ...............        97,901         14,227
     Debentures issued for services .........................................          --          211,313
     Amortization of note payable discount ..................................        62,257      5,327,989
     Changes in assets and liabilities
       Accounts receivable ..................................................      (320,296)      (787,856)
       Prepaid expenses and other assets ....................................           454       (259,001)
       Inventory ............................................................      (476,371)      (187,846)
       Accounts payable and accrued liabilities .............................       106,968        121,328
                                                                                ------------   ------------
                                                                                     99,371      4,589,960
                                                                                ------------   ------------
         Net cash used in operating activities ..............................    (3,041,307)    (3,337,822)
                                                                                ------------   ------------

Cash flows from investing activities
   Oil and gas properties and equipment expenditures ........................    (4,437,637)    (2,593,207)
                                                                                ------------   ------------
                           Net cash used in investing activities ............    (4,437,637)    (2,593,207)
                                                                                ------------   ------------

Cash flows from financing activities
   Net (repayments) proceeds from advances under notes payable from affiliate     2,159,380      1,740,155
  Proceeds from stock subscriptions .........................................     1,939,610           --
   Proceeds from deposits on convertible debentures .........................          --             --
   Proceeds from convertible debentures .....................................          --        4,143,643
   Proceeds from issuance of stock, net of issue costs of $208,100 (2003)....     3,619,444        692,505
  Proceeds from notes payable ...............................................       628,750        300,000
   Payments on notes payable ................................................          --         (594,210)
                                                                                ------------   ------------
         Net cash provided by financing activities ..........................     8,347,184      6,282,093
                                                                                ------------   ------------

Effect of exchange rates ....................................................       375,000       (112,000)
                                                                                ------------   ------------

Net (decrease) increase in cash .............................................     1,243,240        239,064

Cash - beginning of year ....................................................       712,013        182,502
                                                                                ------------   ------------

Cash - end of period ........................................................   $ 1,955,253    $   421,566
                                                                                ============   ============

            See notes to unaudited consolidated financial statements.

                            TETON PETROLEUM COMPANY
                 Unaudited Consolidated Statements of Cash Flows

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2003, the Company had the following transactions:


     o 7,408 shares of stock were issued to a consultant for services valued at $20,000 provided in 2001 and accrued in accounts payable.

     o 73,422 shares of stock and 66,667 warrants exercisable at $6.00 were issued to a consultant for services provided in 2002 valued at $200,000 and accrued in accounts payable.

     o 3,700 warrants issued with debt and valued at $10,592 were initially recorded as a discount on the note payable. At September 30, 2003, $5,672 of the discount had been amortized and recorded as financing costs.

     o 87,500 warrants issued with debt and valued at $69,072 were initially recorded as a discount on the debentures. At September 30, 2003, $39,254 of the discount had been amortized and recorded as financing costs.

     o 37,500 warrants issued with debt and valued at $30,500 were initially recorded as a discount on the debentures. At September 30, 2003, $17,337 of the discount had been amortized and recorded as financing costs

     o Approximately $1,888,000 of capital expenditures for oil and gas properties was included in accounts payable at September 30, 2003.

     o    Dividends of $18,556 were accrued on preferred stock.


During the nine months ended September 30, 2002, the Company had the following transactions:

     o In exchange for the extension of principal payments on four notes payable, the Company modified expiration dates of certain warrants previously held by the note holders and issued an additional 10,417 such warrants. The fair value of the modification of the warrants totaled $46,582 and has been recorded as financing costs.

     o A note payable of $250,000 was converted into a convertible debenture with 83,333 warrants also being issued under the same terms of the Company's private placement offering of convertible debentures.

     o 1,647,881 of warrants issued with convertible debentures valued at $811,559 were initially recorded as a discount on the debentures. At September 30, 2002, the full amount of the discount had been amortized and recorded as financing costs.

     o    In-the  money  conversion  features  on  convertible  debt  valued  at
          $3,880,035  were  recognized  as  financing  costs   ($3,746,285)  and
          consulting expenses ($133,750).

     o The Company issued warrants in connection with related party notes payable of $450,000 and $50,000. The warrants were valued at $156,781 and recorded as financing costs.

     o The Company issued $267,500 of convertible debentures with 89,167warrants valued at $14,250 for a total amount of $281,750. Prepaid consulting services of $70,437 remained at September 30, 2002.

     o 33,333 warrants were issued to a consultant for services valued at $84,532. Prepaid consulting of $80,305 related to future quarters in 2003 and 2004.

     o 20,000 shares of stock were issued to a consultant for services valued at $10,000.

     o 41,667 warrants issued with a note payable valued at $150,616 were initially recorded as a discount on the

            See notes to unaudited consolidated financial statements

                            TETON PETROLEUM COMPANY
          debentures.  At September 30,
          2002, $100,011 of the discount had been amortized and recorded as financing costs.

     o $4,661,143 of debentures and accrued interest of $227,075 were converted into 21,101,929 shares of stock with $466,771 being paid as a premium at conversion and recorded as financing costs.

     o Approximately $515,000 of capital expenditures for oil and gas properties was included in accounts payable at September 30, 2002.

            See notes to unaudited consolidated financial statements

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The September 30, 2003 financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited financial statements as of September 30, 2003, as is customary in the oil and gas industry, reflect a pro-rata consolidation of the Company's 50% interest in ZAO Goloil, a Russian closed joint-stock company. The unaudited financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's financial statements for the year ended December 31, 2002, as reported in the Company's Form 10-KSB filed March 31, 2003. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year.

Foreign Currency Exchange Rates

The conversion of the functional currency of Goloil (a Russian Company) in rubles to the reporting currency of U.S. dollars is based upon the exchange rates in effect. The exchange rates in effect at September 30, 2003 and 2002 were 30.61 and 31.64 rubles to the U.S. dollar, respectively. The average rates in effect during the three and nine-month periods ended September 30, 2003 and 2002, were 30.44 and 31.00, and 31.60 and 31.25 rubles to the U.S. dollar, respectively.

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

Note 2 - Proportionate Share of Liabilities

The proportionate share of accounts payable and accrued liabilities of $3,745,121 at September 30, 2003 are obligations of Goloil and not Teton Petroleum nor have they been guaranteed by Teton Petroleum.

The following notes reflect the Company's 50% pro-rata share of notes payable advances made of Goloil owed to an affiliate. These advances are also obligations of Goloil at September 30, 2003 and not Teton Petroleum nor have they been guaranteed by Teton Petroleum.

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
                                                                                  $5,107,805
                                                                                  -----------
Less current portion                                                              (5,107,805)
                                                                                  -----------
                                                                                  $        -
                                                                                  ===========

Note 3 - Notes Payable

During the second quarter, the Company received proceeds of $478,750 from notes payable to stockholders. In connection with the notes, 91,200 warrants valued at $79,664 were issued. At September 30, 2003, $44,920 of the discount had been amortized and recorded as financing costs. The Company has recorded the value of these warrants using the Black-Scholes option-pricing model using the following assumptions: volatility of 73%, a risk-free rate of 3.5%, zero dividend payments, and a life of one year.

In July 2003, the Company received proceeds of $150,000 from a stockholder. In connection with the notes, 37,500 warrants valued at $30,506 were issued . At September 30, 2003, $17,337 of the discount had been amortized and recorded as financing costs. The Company valued the warrants using the Black-Scholes option-pricing model using the following assumptions: volatility of $73%, a risk-free rate of 3.5%, zero dividend payments, and a life of one year.

Note 4 - Stockholder's Equity

In March 2003, the stockholder's approved an increase in the amount of authorized common shares from 100,000,000 to 250,000,000 and also approved 25,000,000 of preferred stock authorized for future issuances.

During the nine months ended September 30, 2003, the Company received $1,091,900 of proceeds (net of costs of $98,100) from the issuance of 437,010 shares of common stock plus $2,527,538 of proceeds (net of costs of$110,000 from the issuance of 606,335 shares of convertible preferred stock. The Company received $1,939,610 during the nine months related to outstanding stock subscriptions receivable at December 31, 2002.

The Company issued 1,043,204 warrants during the nine months ended September 30, 2003 in connection with the private placements to investors. The Company also issued 346,165 warrants to entities for their services directly related to raising capital under private placements during the quarter.

Note 5 - Stock Options

At the annual meeting on March 19, 2003, the Company's shareholders approved an employee stock option plan and authorized 2,083,333 shares of Common Stock for issuance thereunder. Under the plan, incentive and non-qualified options may be granted. During the second quarter of 2003, the Company issued 30,000 non-qualified options to outside advisory board members which has been recorded as compensation expense during the three-months ended June 30, 2003 valued at $94,701, using the Black-Scholes option-pricing model with the following assumptions: volatility of $100%, a risk-free rate of 4%, zero dividend payments, and a life of ten years. The Company also issued 1,448,037 incentive options to employees, officers and directors valued at $4,571,026 using the Black-Scholes option-pricing model under the same assumptions described above. In the third quarter, additional options valued at $308,414 were issued to a director under the Company Plan.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued to employees, officers and directors under the stock option plan. Had compensation cost for the Company's options issued to employees, officers and directors been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

                                                        For the nine Months Ended
                                                              September 30,
                                                        -------------------------
                                                           2003           2002
                                                       ------------   ------------
Net loss - as reported                                 ($3,140,679)   $ 7,927,782

Less previously recorded compensation expense                   --             --
Add fair value of employee compensation expense         (4,879,440)            --
                                                       ------------   ------------
Net loss per common share - pro forma                  ($8,020,119)   $ 7,927,782

                                                       ============   ============
Basic loss per common share - as reported              $     (0.48)   $     (3.17)
                                                       ============   ============
Basic loss per common share - pro forma                $     (1.21)   $     (3.17)
                                                       ============   ============


                                                        For the Three Months Ended
                                                              September 30,
                                                        -------------------------
                                                           2003           2002
                                                       ------------   ------------
Net loss - as reported                                 ($1,477,534)   ($2,216,169)

Less previously recorded compensation expense                   --             --
Add fair value of employee compensation expense           (308,414)            --
                                                       ------------   ------------
Net loss per common share - pro forma                  ($1,785,948)   ($2,216,169)
                                                       ============   ============
Basic loss per common share - as reported                 ($___.22)       ($0.78_)
                                                       ============   ============
Basic loss per common share - pro forma                   ($___.26)       ($0.78_)
                                                       ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to statements concerning anticipated trends in revenues. Our actual results could differ materially from the results discussed in such forward-looking statements. There is absolutely no assurance that we will achieve the results expressed or implied in forward-looking statements.

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

Teton's agreement with its partners in Goloil is that together they will receive all of their investment back plus interest from the profits of Goloil before a third non-investing shareholder, InvestPetrol, can receive any distributions. Teton is required to provide 50% of the capital expenditure requirements and is entitled to a 50% operating interest until repayment of its investment occurs.

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

Recoverability of Oil and Gas Properties

The recoverability of our investment in oil and gas properties is reviewed quarterly and based on the net discounted cash flows to be obtained from our share of the production of oil and gas by Goloil using assumptions similar to those in the reserve study prepared by an independent petroleum engineer. The reserve study is subject to inherent limitations and uncertainties and is prepared using economics for the Company's 100% interest in Goltech, LLC, which includes the Company's share of a 35.295% interest in Goloil. If the average cost of oil production sold, the costs to produce and transport the oil for sale or further development capital expenditures change adversely to the Company, such changes could cause a material write down of our investment in such properties or abandonment altogether of our continued efforts to develop and produce those oil and gas reserves. Management believes that the economic conditions will remain favorable to the Company for the oil and gas prices it receives from production and the costs we incur for producing, transporting and continued license development capital expenditures, and we will recover all such investments in our oil and gas properties.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted the provisions of Financial Accounting Standard No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 requires record the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred. Over time this liability is accreted to its expected future value with accretion being recorded as a charge to operations. The majority of the Company's asset retirement obligations relate to the projected costs to plug and abandon oil and gas wells, and closure of access roads on the license area in Russia.

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

Recent Events

During 2003, Teton's Goloil affiliate drilled seven new wells, bringing the total number of wells that are capable of producing to 21 and completing its drilling program for the year. Of the 21 wells, one is awaiting completion, one is awaiting electrification, and two are off-line pending upgrades to the gathering system. Consequently, as of the end of October, there were 17 producing wells. During the month of October, the Goloil license produced an average of 6,313 barrels of oil per day, of which 1,578 was net to Teton. Goloil management expects to complete the above-mentioned pipeline upgrade during January at which time it also expects to commence the operation of its co-generation plant, which has been delayed by permitting issues.

In September, OAO NK RussNeft, a Russian independent oil producer became Teton's partner in Goloil. Russneft succeeds Mediterranean Overseas Trust as operator of the Goloil license but as before, Teton and Russneft jointly develop the capital budget for the license and share other key decision-making. The 50% production payment made by Goloil continues as before, with all production for the payment being sold into the domestic markets allowing about 90% of the remainder to be sold into export markets. Teton and Russneft have held extensive discussions since September and signed, as described below in "Subsequent Events" a Memorandum of Understanding addressing issues including financing, loan repayment obligations, the budget process, dividend policy and board representation.


Results of Operations

Below is a brief analysis of the most important components of our revenues, operating costs and net income (loss). Please note that since Teton absorbs its share of the cost of producing the oil paid under the production payment (included in the cost amounts), per barrel costs are effectively doubled.

Three Months Ended September 30, 2003 compared to September 30, 2002

Teton lost $1,477,534 or $0.22 per share during the third quarter, as compared to $2,216,169 or $0.78 per share in the same period a year ago.

              Operating Highlights for the Quarter ended September
                  30 (in U.S. Dollars, unless otherwise noted)

                                                        2003          2002        Change     %Change
Sales, Barrels                                       165,111       137,500        27,611        20.1%
Average Daily Sales, Barrels                          1,814         1,511           303        20.1%
Average Selling Price, $/barrel                        16.46         16.03          0.43         2.7%
Revenues                                           2,718,066     2,204,613       513,453        23.3%

Costs of Sales and Expenses, excl. DD&A
  Production Costs                                   618,141       664,241       (46,100)       -6.9%
  Transportation & Marketing                         199,446       189,115        10,332         5.5%
  Taxes other than Income taxes                    1,486,250     1,172,574       313,677        26.8%
  Export Duties                                      334,789       295,356        39,434        13.4%
                                                 ------------  ------------  ------------       -----
                                                   2,638,626     2,321,285       317,342        13.7%

Results from Goloil Operations, before DD&A ...       79,440      (116,672)      196,112          --
  Less General & Administrative Expense, Goloil      261,420       149,091       112,329        75.3%
                                                 ------------  ------------  ------------       -----
                                                    (181,980)     (265,763)       83,782          --

Depreciation, Depletion & Amortization, Goloil       274,538        68,419       206,119       301.3%

Operating Income, Goloil                            (456,518)     (334,182)     (122,337)         --

General & Administrative Expense, Teton              921,761       439,061       482,700       109.9%

Operating Income, Teton                           (1,378,279)     (773,243)     (605,037)         --

            Costs and Expenses during the Quarter ended September 30
                             (in U.S. $ per barrel)

Controllable Costs                                      2003          2002        Change     %Change
  Production Costs                                      3.74          4.83        (1.09)       -22.5%
  G&A - Goloil                                          1.58          1.08         0.50         46.0%
  G&A - Teton                                           5.58          3.19         2.39         74.8%
                                                       ------        ------       ------       ------
                                                       10.91          9.11         1.80         19.8%

Non-Controllable Costs
  Transportation & Marketing                            1.21          1.38        (0.17)       -12.2%
  Taxes other than Income Taxes                         9.00          8.53         0.47          5.6%
  Export Duties                                         2.03          2.15        (0.12)        -5.6%
                                                       ------        ------       ------       ------
                                                       12.24         12.05         0.19          1.5%

The Company had revenues from oil and gas production of $2,718,066 for the three months ended September 30, 2003 as compared to $2,204,613 for the three months ended September 30, 2002, a 23% increase. The change in revenues is related to the increase in sales from 137,500 barrels to 165,111 barrels net to Teton after a 50% production payment, along with an increase in the average price per barrel received from $16.03 to $16.46 from 2002 to 2003. The increase in average price per barrel would have been greater had its Goloil affiliate sold its usual quota of export oil in September. Because of transportation bottlenecks in the Russian oil market, prices for crude oil sold domestically are normally much lower than those for export sales.

Oil production costs declined to $618,141 for the three months ended September 30, 2003 from $664,241 for the three months ended September 30, 2002, and the average cost per barrel of production, excluding taxes, decreased from $4.83 to $3.74. The decline in production costs reflected a $190,375 decrease in insurance charges, partly offset by increases of $50,307 in field employee wages, $38,346 in workover and maintenance expenses, and $33,978 in natural resource development fees.

Export duties rose from $295,356 to $334,789 due to an increase in the export tariff rate from $3.68 to $4.69 per exported barrel. The export tariff rate is based on a complex formula that results in progressively high tariff rates as the price of exported crude rises. Transportation and marketing expenses rose modestly year over year, falling slightly on a per barrel basis.

Taxes other than income, which include the Unified Natural Resources & Petroleum Tax (UNPRT), value added tax (VAT), and property and other miscellaneous taxes rose from $1,172,574 in the quarter ended September 30, 2002 to $1,486,250 during quarter ended September 30, 2003. The increase reflected both increased sales volumes and, to a lesser extent, an increase in the average tax paid per barrel of Russian taxes other than income increased from $8.53 per barrel to $9.00 per barrel.

Teton's pro-rata share of Goloil's general and administrative expense ("G&A") rose year over year, rising from $149,091 in the quarter ended September 30, 2002 to $261,420 in the quarter just ended. Factors accounting for the increase included a $55,000 environmental fee, $35,329 in increased wages, and $38,832 for marketing expenses.

General and administrative (G&A) expenses for Teton itself of $921,761 were incurred for the three months ended September 30, 2003 as compared to $439,061 for the three months ended September 30, 2002. The increase in G&A is in general a reflection of Teton's increased employment and activity level, since the Company's new management team was put in place early this year. Going forward, Management anticipates a level of G&A consistent with recent quarters in 2003 as the Company executes its plans to build its oil business in Russia. Major factors accounting for the year-over-year increase in G&A included the following: an increase in legal and accounting fees from $38,247 to $191,840; an increase in marketing expenses (mainly associated with raising investor awareness and Teton's Series A Convertible Preferred Stock issue, discussed below) from $73,626 to $199,982; and an increase in payroll from $63,667 to $172,638. Other factors included increases in insurance (mainly the Directors & Officers policy), $32,880; office expense (including rent); $47,928, and engineering, $40,837. Partly offsetting these increases was a decrease in fees paid to financial consultants from $113,294 to $37,313.

Interest expense for the three months ended September 30, 2003 was $55,034 as compared to $52,675 for the three months ended September 30, 2002. This interest expense is principally from the pro-rata consolidation of Teton's ownership portion of Goloil's loans in which the interest rate declined from 15% to 8%. Financing charges in 2002 of $1,390,951 arose from the issuance of Convertible Debt and warrants, with in the money conversion features associated with convertible debt in 2002. During the quarter just ended the Company incurred just $61,659 in financing costs associated with three small promissory notes.

Nine Months Ended September 30, 2003 compared to September 30, 2002

Teton's loss during the nine months ended September 30, 2003 was $3,140,679 or $0.46 per share. During the same period last year, the Company net loss was $7,927,782 or $0.26 per share.

                 Operating Highlights for the Nine Months ended
             September 30 (in U.S. Dollars, unless otherwise noted)

                                                                    2003            2002         Change   %Change
Sales, Barrels                                                   480,688         290,725        189,963     65.3%
Average Daily Sales, Barrels                                       1,767           1,069            698     65.3%
Average Selling Price, $/barrel                                    18.94           14.81           4.13     27.9%
Revenues                                                       9,105,338       4,305,274      4,800,064    111.5%

Costs of Sales and Expenses, excl. DD&A
  Production Costs                                             1,456,857         882,202        574,655     65.1%
  Transportation & Marketing                                     801,245         398,389        402,856    101.1%
  Taxes other than Income taxes                                4,163,956       2,249,313      1,914,644     85.1%
  Export Duties                                                1,492,999         448,338      1,044,661    233.0%
                                                             ------------   -------------   ------------   ------
                                                               7,915,057       3,978,242      3,936,816     99.0%

Results from Goloil Operations, before DD&A                    1,190,281         327,033        863,249    264.0%
  Less General & Administrative Expense, Goloil                  648,725         383,419        265,306     69.2%
                                                             ------------   -------------   ------------   ------
                                                                 541,556         (56,387)       597,943        -

Depreciation, Depletion & Amortization, Goloil                   662,769         149,806        512,963    342.4%

Operating Income, Goloil                                        (121,213)       (206,193)        84,980        -

General & Administrative Expense, Teton                        2,675,683       1,950,258        725,425     37.2%

Operating Income, Teton                                       (2,796,896)     (2,156,451)      (640,445)       -

                        Costs and Expenses during the Nine Months ended September 30
                                           (in U.S. $ per barrel)

Controllable Costs                                                  2003            2002         Change    %Change
  Production Costs                                                  3.03            3.03         (0.00)      -0.1%
  G&A - Goloil                                                      1.35            1.32          0.03        2.3%
  G&A - Teton                                                       5.57            6.71         (1.14)     -17.0%
                                                                   ------          ------        ------     ------
                                                                    9.95           11.06         (1.11)     -10.1%
Non-Controllable Costs
  Transportation & Marketing                                        1.67            1.37          0.30       21.6%
  Taxes other than Income Taxes                                     8.66            7.74          0.93       12.0%
  Export Duties                                                     3.11            1.54          1.56      101.4%
                                                                   ------          ------        ------     ------
                                                                   13.44           10.65          2.79       26.2%

The Company had revenues from oil and gas production of $9,105,338 for the nine months ended September 30, 2003 as compared to $4,305,274 for the nine months ended September 30, 2002, an increase of 111%. The change in revenues is related to the increase in sales from 290,725 barrels to 480,688 barrels, net to Teton after a 50% production payment and an increase in the average price per barrel received from $14.81 to $18.94 from 2002 to 2003.

The cost of oil production increased to $1,456,857 for the nine months ended September 30, 2003 from $882,202, for the nine months ended September 30, 2002 due to the Company's increased production. The average cost per barrel of production, excluding taxes, remains unchanged at $3.03.

Export duties rose sharply, from $448,338 to $1,492,999 as a consequence of both the increased volumes sold for export and increases in the export tariff rate, which more than doubled from $2.62 per barrel to $5.22 per exported barrel, year over year. As discussed above the export tariff increases sharply when export prices exceed $20 per barrel as they did most of this period.

Transportation and marketing expenses rose from $398,389 for the nine months ended September 30, 2002 to $801,245 in the current nine months. The increase was due mainly to the increased sales volume as well as increased transportation rates, which rose on a per barrel basis from $1.37 per barrel to $1.67 per barrel, year over year.

Taxes other than income, which include the Unified Natural Resources & Petroleum Tax (UNPRT), value added tax (VAT), and property and other miscellaneous taxes rose from $2,249,313 in the nine months ended September 30, 2002 to $4,163,956 during nine months ended September 30, 2003. The increase reflected both increased sales volumes and an increase in the average tax paid per barrel of Russian taxes other than income increased from $7.74 per barrel to $8.66 per barrel This higher average was due principally to an increase in the UNPRT, which is indexed to the world price of Urals Blend crude and applied to all production, regardless of where sold.

Teton's pro-rata share of Goloil's general and administrative expense ("G&A") rose from $383,419 in the nine months ended September 30, 2002 to $ 648,725 in the nine months just ended. The increase was mainly attributable to increases in three areas: marketing expenses which rose by $80,179, wages which increased by $65,674, and environmental fees which increased by $54,063. On a per barrel basis, Goloil G&A increased from $1.32 to $1.35.

General and administrative expenses for Teton itself of $2,675,683 were incurred for the nine months ended September 30, 2003 as compared to $1,950,258 for the nine months ended September 30, 2002. Most of the increase was due to the second quarter expenses for the Company's AMEX listing, due diligence activities, and registration application along with the Company's increased staffing and activity level as described above. Specific factors leading to the increase included: an increase in accounting and legal expenses from $298,403 to $504,561 (mainly in association with work on Teton's share registration and its offering of convertible preferred shares); marketing expenses rose $266,630 to $412,539; payroll rose from $195,661 to $485,110; and travel and entertainment rose from $195,228 to $349,153.

As discussed in Teton's 10-Q filing for the previous quarter, it is now anticipated Teton's General and Administrative expenses will exceed the $2,000,000 budget disclosed in our previously filed 10-KSB for the year ended December 31, 2002. The Company currently estimates that its 2003 G&A expense will be $3,400,000.

Interest expense for the nine months ended September 30, 2003 was $178,139 as compared to $328,938 for the nine months ended September 30, 2002. This interest expense is principally from the pro-rata consolidation of Teton's ownership portion of Goloil's loans, in which the interest rate declined from 15% to 8%, and also included approximately $100,000 of interest on convertible debentures of Teton that were outstanding in 2002. Financing charges of $5,444,901 in 2002 arose from the issuance of Convertible Debt and warrants, which were recorded at "fair value" which did not take place in 2003.

Liquidity and Capital Resources

The Company had cash balances of $1,955,253 at September 30, 2003, and a working capital deficit of $4,764,864. Net of the pro rata consolidation with Goloil, Teton has a working capital surplus of $1,188,461. Teton is not liable for Goloil's debts. Cash flow used from operations totaled $3,041,307, with non-cash adjustments to cash flow from operations for depreciation, depletion and amortization of $628,458.

The Company used $4,437,637 in investing activities, all of which was all associated with oil and gas property and equipment expenditures. In particular, the Company financed its half of a new gas-powered electrical generating plant in the amount of $1,500,000 which will be operational in the first quarter of next year. The plant will provide substantial increases in electricity production at lower cost than the diesel generators that will be replaced. The plant will be fueled by natural gas from our wells, reducing or eliminating the need to "flare" the gas. The Company financed the expenditures with existing cash and sale of Common Stock. The Company continues to expect significant additional investments to be made in the future to drill and develop additional producing wells.

The Company had cash provided by financing activities of $8,347,184, which consisted of $1,939,610 from stock subscriptions received, $3,619,444 from the sale of Common Stock, net $2,159,380 from advances under notes payable from an affiliate, and $628,750 in proceeds from promissory notes.

The Company anticipates future operations and significant oil and gas property expenditures will be able to be funded through a combination of note payable advances from an affiliate, cash raised from raising debt and equity financing and production of oil and gas reserves.

Although the Company has a $4,746,307 working capital deficit, $5,107,805 of that deficit relates to our proportionate share of notes payable from affiliates, which are expected to be extended if current cash flow does not permit repayment. Additionally, as discussed below in Subsequent Events, we successfully raised approximately $9.8 million through the placement of convertible preferred stock in a transaction that closed on November 11. The Company anticipates it share of capital expenditures through the end of the year will be approximately $4.4 million, which will be also be funded through the private placement proceeds along with expected cash flow from Goloil's operations.

Other Matters:

The Company is currently exploring possibilities to acquire additional petroleum licenses in Russia. On May 28, the company signed a purchase and sale agreement to acquire the Anderman/Smith Overseas, Inc. interests in the LLC Chernogorskoye located in Western Siberia, near its existing operations. The selling price was not disclosed and the company is pursuing its due diligence for the acquisition. If consummated this acquisition could potentially increase average daily production by approximately 4,000 barrels. The company continues to pursue additional equity and debt financing to fund the acquisition.

Subsequent Events:

On October 7, 2003, Teton announced the signing a binding and broad Memorandum of Understanding ("MOU") with OAO NK RussNeft ("RussNeft"), its partner in Goloil. The agreement covers all aspects of the two companies' joint operations in their Goloil operations in Western Siberia and provides a framework for future development of additional oil projects in Russia. The agreement confirms the controlling documents of the joint stock company Goloil, including, but not limited to, financing, loan repayment obligations, the budget process, dividend policy and board representation.

On October 23, 2003, Teton announced it had completed the placement of approximately $7.548 million of its series A convertible preferred stock. Teton sold approximately 1.735 million unregistered series A convertible preferred shares at a price of $4.35 per share. The private placement was priced on July 11, 2003, when Teton's common shares were trading at $4.30 per share and was approximately 51% oversubscribed. The preferred shares carry an 8% dividend, payable quarterly and are convertible into common stock at a price of $4.35 per share. If converted within 60 days of the closing, the investors will be entitled to receive (i) dividends payable in common stock for one year; and (ii) 100,000 Class B Warrants for each $500,000, exercisable at $6.00 per share. A registration statement, covering the underlying common shares, will be filed within 90 days of the close of the private placement.

On November 10, 2003, Teton announced that it closed an extended second round of its privately placed series A convertible preferred stock. The initial offering of convertible preferred shares, which closed on October 23, 2003, was extended due to continued high investor demand. In the second round Teton raised approximately $2.3 million and Teton sold approximately 526,000 restricted series A convertible preferred shares at a price of $4.35 per share. Including the second round the total funds raised in the convertible preferred private placement equal approximately $9.8 million, a 96% oversubscription. The preferred shares issued in the second round require shareholder approval in order to be converted into common shares.


ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting July 1, 2003 and ending September 30, 2003 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF STOCK AND WARRANTS FOR CASH

During the three month period ending September 30, 2003, Teton issued to eight accredited investors an aggregate of 606,335 shares of series A convertible preferred stock for an aggregate purchase price of $2,637,550. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933. See Item 5. for more information on the series A convertible preferred stock and this private placement.

SALES OF DEBT AND WARRANTS FOR CASH

None.

OPTION GRANTS

On August 4, 2003, Teton issued 100,000 options to an outside director pursuant to the 2003 Stock Option Plan. The options have an exercise price of $3.40 per share and expire on August 4, 2013. This offering and sale was deemed to be exempt under Rule 701 and Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to an accredited investor and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On August 11, 2003, Teton issued 9,656 shares of series A convertible preferred stock in exchange for investor relation services valued at $42,000. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to an accredited investor and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

On August 25, 2003, Teton issued 22,989 warrants exerciseable at $6.00 per share expiring August 25, 2005. The warrants were issued in connection with a finder's fee. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to an accredited investor and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

On August 29, 2003 and September 30, 2003, Teton issued 1,250 shares of common stock to a consultant in return for various financial advisory activities valued at $5,062 and $4,875, respectively. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to an accredited investor and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

On September 5, 2003, Teton issued 2,414 warrants exerciseable at $6.00 per share expiring September 5, 2005. The warrants were issued in connection with a finder's fee. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to an accredited investor and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

On October 23, 2003, Teton announced it had completed the placement of approximately $7.548 million of its series A convertible preferred stock. Teton sold approximately 1.735 million unregistered series A convertible preferred shares at a price of $4.35 per share. The private placement was priced on July 11, 2003, when Teton's common shares were trading at $4.30 per share and was approximately 51% oversubscribed. The preferred shares carry an 8% dividend, payable quarterly and are convertible into common stock at a price of $4.35 per share. If converted within 60 days of the closing, the investors will be entitled to receive (i) dividends payable in common stock for one year; and (ii) 100,000 Class B Warrants for each $500,000, exercisable at $6.00 per share. A registration statement, covering the underlying common shares, will be filed within 90 days of the close of the private placement.

On November 10, 2003, Teton announced that it closed an extended second round of its privately placed series A convertible preferred stock. The initial offering of convertible preferred shares, which closed on October 23, 2003, was extended due to continued high investor demand. In the second round Teton raised approximately $2.3 million and Teton sold approximately 526,000 restricted series A convertible preferred shares at a price of $4.35 per share. Including the second round the total funds raised in the convertible preferred private placement equal approximately $9.8 million, a 96% over subscription. The preferred shares issued in the second round require shareholder approval in order to be converted into common shares.

ITEM 6. EXHIBITS AND REPORTS ON 8-K:

Exhibits

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         Reports on From 8-K
N/A

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        TETON PETROLEUM COMPANY


Date: November 14, 2003                                   By: /s/ Karl F. Arleth
                                                   -----------------------------
                                                          Karl F. Arleth,
                                                          President and CEO


Date: November 14, 2003                                   By: /s/ John Mahar
                                                   -----------------------------
                                                          John Mahar,
                                                          CFO