Form 10KSB
period 2003-12-31
TETON PETROLEUM CO
filed 2004-03-30
CIK 1131072

                                 WASHINGTON, DC
                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

Commission File No. 000-31170

                             TETON PETROLEUM COMPANY
                 (Name of small business issuer in its charter)

      DELAWARE                                        1482290
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                Identification No.)

                            1600 Broadway, Suite 2400
                            Denver, Co. 80202 - 4921
                    (Address of principal executive offices)

Issuer's telephone number:  303.542.1878

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

The issuer's revenue for its most recent fiscal year was $11,437,802

The  aggregate  market value of the common stock held by  non-affiliates  of the
issuer,   8,061,882   shares  of  common  stock,  as  of  March  25,  2004,  was approximately  $31,763,815,  based on the closing bid of $3.94 for the  issuer's common stock as reported on the American Stock Exchange.  Shares of common stock held by each  director,  each officer  named in Item 9, and each person who owns
10% or more of the  outstanding  common  stock  have  been  excluded  from  this
calculation  in  that  such  persons  may  be  deemed  to  be  affiliates.   The
determination of affiliate status is not necessarily conclusive.

As of March 25, 2004, the issuer had 8,584,068 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format (Check one):  YES      [     ]  NO
[X]

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                      INDEX

PART I
Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation
Item 7.   Financial Statements
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
Item 8A.  Controls and Procedures

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(A) of the Exchange Act.
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Principal Accountant Fees and Services

PART IV

Item 14.  Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

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
o     our accumulated deficit
o     other factors discussed elsewhere in this document
o     uncertainty  regarding  certain  disputed  matters  with our Russian  partner
      -Russneft

                                     Summary

Teton Petroleum Company, through its consolidated subsidiary,  is engaged in oil and gas exploration, development, and production in Western Siberia, Russia.

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
placement  offerings.  Thus, at the end of 2002,  Teton had no outstanding  debt obligations,  exclusive  of our  proportionate  share of notes  payable  owed to affiliate.

During 2003,  Teton's  Goloil  affiliate  drilled seven new wells,  bringing the total  number of wells that are capable of producing  to 21 and  completing  its drilling program for the year. Of the 21 wells, one is awaiting completion,  and four are off-line pending upgrades to the gathering system. Consequently,  as of the end of  December,  there  were 16  producing  wells.  During  the  month  of
December,  the Goloil  license  produced an average of 7,164  barrels of oil per day, of which 1,791 was net to Teton.  Goloil management expects to complete the above-mentioned gathering sytem upgrade during first half of 2004, at which time it also expects to commence the operation of its co-generation  plant, which has been delayed by permitting issues.

In September  2003, OAO NK Russneft,  a Russian  independent oil producer became
Teton's  partner in Goloil,  by acquiring  Mediterranean  Overseas Trust and its affiliates and all other Goloil  shareholders.  Russneft succeeds  Mediterranean
Overseas  Trust as  Manager of Goloil,  but at this point  continues  to operate through MOT. It is Teton's view that the agreements with MOT governing  Goloil's operations remain in effect until new agreements,  now being negotiated,  are in place.  Please refer to the Management  Discussion and Analysis for an extensive discussion on various disputes with Russneft.

In 2003, Teton raised net proceeds of $10,251,924 from the issuance of preferred and common stock. At the end of 2003, Teton had no outstanding debt obligations, exclusive of our proportionate share of notes payable owed to affiliate, Goloil.

Item 1.  DESCRIPTION OF BUSINESS.

Structure of Teton Through our wholly-owned  subsidiary,  Goltech Petroleum LLC,
we  own  35.295%  of  the  Russian  Joint  Stock  Company   Goloil   ("Goloil").
Mediterranean  Overseas Trust (together with its affiliates,  including McGrady,
Fenlex, Petromed, and Energosoyuz-A ("ESA"),  (collectively "MOT")) owns 35.295%
of Goloil and serves as Manager of Goloil.  InvestPetrol,  another Russian Joint
Stock Company, owns the remainder (29.41%) of Goloil. In September of this year,
Goloil and its  affiliates,  along with  InvestPetrol  were  acquired  by OAO NK
RussNeft,  a Russian  independent  oil producer.  Russneft  succeeds  McGrady as
Manager  of Goloil,  but at this point  continues  to operate  through  McGrady.
Consequently,  our discussions pertaining to Teton's structure and operations of the Goloil  License  will  continue  to refer to  McGrady  (and  affiliates)  as
Goloil's Manager and the operator of the Goloil License.

Goloil  holds the  license to produce  oil and gas in Western  Siberia.  MOT and
Teton (via Goltech) are  obligated to each fund 50% of the Capital  Expenditures of Goloil under their Memorandum of Understanding. InvestPetrol is currently not funding any of this development.  Based on the current structuring of Goloil and the  development  agreements  with Teton and MOT, until Goltech and McGrady each has been repaid its  investments  in Goloil,  each  receives a proportion of the production and revenues from Goloil (after the production  payment to MOT) equal to the proportion of its investment to the total investments in Goloil. Since it is expected that this will continue for the foreseeable future, when we describe
"net" amounts to Teton,  these  calculations are based on Teton's right (through its  ownership of Goltech) to receive 50% of the  production  and revenues  from
Goloil  (after the  production  payment to ESA).  The  agreements  affecting the
Goloil license are discussed below under "MOT Agreements."

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

A Russian  joint stock company has no obligation to pay dividends to the holders of common shares.  Any dividends paid to shareholders must be recommended by the board of directors and then  approved by a majority vote at the general  meeting of shareholders.  The Memorandum of Understanding between McGrady and Teton (the controlling shareholders) provides that any excess cash will be used to pay back investments on a quarterly basis.

Teton History

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

MOT Agreements

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
See, also "Structure of Teton."

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

At March  2002,  the full  $5,600,000  contemplated  in the MOT  agreements  was invested by MOT. The pipeline and four of the wells were  completed in 2001. The fifth well was completed in early 2002.  Construction of a processing  plant was completed in 2003.

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

In late 2002,  MOT elected to withdraw  from  Goltech in exchange for its 50% of the  shares  in  Goloil  held by  Goltech.  This has been  accomplished  under a
Memorandum  of  Understanding  and  withdrawal  agreement.   As  part  of  these
agreeements,  the  production  payment  agreement was clarified to state a fixed term of 7 years from  inception  (July 1, 2000) and that all oil received  under the agreement would be sold as Russian  domestic oil, thus allowing about 90% of the remainder to be sold in the export markets currently.

Production and Distribution.

A  glossary  of  certain  oil and gas  terms  used in this  report  is  found at
"DESCRIPTION OF PROPERTY- Glossary of Geologic Terms."

As of December, 2003, the wells on our license area were producing 7,164 barrels per day (1,791  barrels net to Teton).  Completion of a  40-kilometer  (25-mile)
pipeline  on June 4, 2001 has enabled oil to be pumped from these wells all year long.  Prior to completion of the pipeline,  no oil was produced  during certain times of the year because of transportation difficulties.  At December 31, 2001, seven wells were  completed on our license  area. At December 31, 2002, 13 wells were completed on our license area.

During 2003,  Teton's  Goloil  affiliate  drilled seven new wells,  bringing the total  number of wells that are capable of producing  to 21 and  completing  its drilling program for the year. Of the 21 wells, one is awaiting completion,  and four are off-line pending upgrades to the gathering system. Consequently,  as of the end of  December,  there  were 16  producing  wells.  During  the  month  of
December,  the Goloil  license  produced an average of 7,164  barrels of oil per day, of which 1,791 was net to Teton.  Goloil management expects to complete the above-mentioned  gathering  system  upgrade  during first half of 2004, at which time it also expects to commence the operation of its co-generation plant, which has been delayed by permitting  issues.  Pursuant to the MOT agreements,  MOT is entitled to a  production  payment in kind.  See "MOT  Agreements",  above.  The production  payment is projected to be completed in June, 2007, based on revised leases negotiated in late 2002.

Teton  previously  paid processing and  transportation  fees to a third party to process  and  place its oil in the  Trans-Siberia  pipeline.  Construction  of a
processing   facility  on  the  license  area  was  completed   early  in  2003.
Consequently we no longer incur the third-party processing charge.

Teton's  share of the oil  production is sold in Poland,  Germany,  Byelorussia,
Ukraine and Russia.  Sales in Poland,  Germany,  Ukraine and  Byelorussia are in
United States dollars. Oil sold in Russia is in rubles. Pursuant to the terms of the Goloil license and pipeline quotas issued by Transneft, the government owned pipeline monopoly, up to a maximum of 35% of Goloil's oil production may be sold outside  of the CIS and an  additional  10% can be  sold to  other  CIS  states.
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

                                  PRODUCTION DATA

Year Ended December 31                            2003             2002           2001           2000
                                                 ---------        -------        ------          -----

Total Gross Oil Production, barrels             2,528,260      1,884,933        425,459        178,331
                                                 =========        =======        ======          =====

Total Gross Gas Production, MCF                         -              -             -              -
                                                 =========        =======        ======          =====

Net Oil Production, barrel(1)                     632,065        471,233         94,879        142,664
                                                 =========        =======        ======          =====

Net Gas Production, MCF                                                -             -              -
                                                 =========        =======        ======          =====

Average Oil Sales Price, $/Bbl                     $18.11         $15.38         $16.43         $11.00
                                                 =========        =======        ======          =====

Average Gas Sales Price, S/MCF                          -              -             -              -
                                                 =========        =======        ======          =====

Average Production Cost per Barrel (3)           $10.75(4)       $9.96(4)        $11.22         $10.00
                                                 =========        =======        ======          =====

Gross Productive Wells Oil                         21.0           13.0              7.0            3.0
                                                 =========        =======        ======          =====

Gas                                                     -              -             -              -
                                                 =========        =======        ======          =====

Net Productive Wells(2)
Oil                                                  10.5            6.5            3.5            1.5
                                                 =========        =======        ======          =====

Gas                                                     -              -              -              -
                                                 =========        =======        ======          =====

Total                                                 10.5            6.5           3.5            1.5
                                                 =========        =======        ======          =====

(1)   Net production and net well count is based on Teton's effective net interest as of the end of each year. Prior to August 2000 and after
      November, 2002, Teton owned 100% of the interests in Goltech.
(2)   Average oil sales prices is a combination of domestic (Russian) and export price.
(3)   Excludes production payment to MOT.
(4)   If the cost of the production payment, which requires Teton to cover all lifting and G&A costs, is included, the cost per barrel net to Teton would be $15.51 per barrel in 2002 and $17.45 per barrel in of 2003. See also
      "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations."

The following chart sets forth the number of productive wells and dry exploratory and productive wells drilled and completed during the last three fiscal years in the Goloil license area:

NET WELLS DRILLED

Year Ended December 31                  2003                  2002                  2001                 2000
======================                  ====                  ====                  ====                 ====
                                 Gross      Net(1)       Gross     Net(1)     Gross       Net(1)     Gross     Net(1)
                                 =====      ======       =====     ======     =====      ======      =====     ======
Number of Wells Drilled
Exploratory (Research)
Productive                         -           -            -          -        1.0        0.5         -          -
                                 =====      ======       =====     ======     =====      ======      =====     ======

Dry                                -           -            -          -         -          -          -          -
                                 =====      ======       =====     ======     =====      ======      =====     ======

Total                              -           -            -          -        1.0        0.5         -          -
                                 =====      ======       =====     ======     =====      ======      =====     ======

Development
Productive                        7.0         3.5          6.0       3.0        3.0        1.5         2.0        1.0
                                 =====      ======       =====     ======     =====      ======      =====     ======

Dry                                -           -            -          -         -          -           -          -
                                 =====      ======       =====     ======     =====      ======      =====     ======

Total                             7.0         3.5          6.0       3.0        3.0        1.5         2.0        1.0
                                 =====      ======       =====     ======     =====      ======      =====     ======

(1)   Net well count is based on Teton's effective net interest as of the end of each year. Prior to August 2000, Teton owned 100% of the interests in
      Goltech. Subsequent to August 2000 our interest was reduced to 50%. In
      November, 2002, it again became 100%.

United States Trade and Development Agency (TDA) Grants

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

As of March 25, 2004 Teton has completed  and  submitted to TDA its  feasibility study of the Eguryak  license area pipeline  project in 2004. This study is also funded through a $300,000 grant from the TDA. Teton has received $255,000 of the grant amount.  The balance of the grant funds are to be paid upon  completion of the  study.  Teton may be  required  to repay the TDA the grant  amount if Teton makes  certain  investments  in the Eguryak  license  area prior to December 31,
2005.

Competition

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

Regulations Governing Russian Joint Stock Companies

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

(i)  20% value added tax (established  pursuant to Chapter 21 of the Tax Code of
     Russia),  applicable  only to  domestic  sale of  goods in  Russia  and the
     Ukraine.  Starting from 1/1/2004 VAT was reduced to 18%. No value added tax is payable on goods exported to the West from Russia;

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

(iv) Tax on  production of minerals  applicable  to all subsoil users  producing minerals,  including crude oil. For the period ending on December 31, 2004, the tax is temporarily established at 340 rubles (ca. USD 11.50) per metric ton produced by the taxpayer multiplied by a factor (F) calculated pursuant to the formula:

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

(vi) Transport  tax  (established  pursuant  to  Chapter  28 of the Tax  Code of
     Russia)  payable by owners of motor  vehicles  at the rate  established  by regional  authorities  based on the type and capacity of the  vehicle.  The maximum  amount of tax  payable  by an owner of a motor car per year is RUR
     150 (ca. USD 5.1) per horsepower;

(vii)Oil export  duty,  currently in the amount of USD 33.9 per ton of crude oil being exported, increasing to USD 35.2 in 2004;

(viii) Regional property tax payable annually at 2.2% of the value of net assets of the entity.

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

Employees.

Teton currently has eight full time and two part time employee.  We also utilize the  services of  independent  contractors  on an  as-needed  basis.  Teton also employees three people in its Moscow  representative  office.  Goloil  currently employs  approximately 100 employees in Western Siberia and Moscow.  Goloil also uses independent contractors on as needed basis.

Item 2.  DESCRIPTION OF PROPERTY.

Glossary of Oil and Gas Terms.

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

Goloil License

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

Proved Reserves and Present Value Information

Important Note on Reserve Calculations:

o    Reserve  calculations require estimation of future net recoverable reserves of oil and gas and the  timing  and  amount of future  net  revenues  to be received therefrom.  Such estimates are based on numerous factors,  many of which are variable and uncertain.  Accordingly, it is common for the actual production  and revenues  later  received to vary  materially  from earlier estimates.  Estimates  made from the first few years of  production  from a property  are not  likely to be as  reliable  as later  estimates  based on longer production history. Hence, reserve estimates and estimates of future net revenues from production may vary from year to year.

o    There  can  be  no  assurance  that  the  reserves  described  herein  will ultimately be produced or that the proved  undeveloped  reserves  described herein  will be  developed  within the  periods  anticipated.  Recovery  of
     undeveloped   reserves  requires   significant  capital   expenditures  and
     successful drilling operation.  The cash flows summarized herein should not be construed as  representative  of the fair market value of the  reserves.
     Actual results are likely to differ greatly from the results estimated.

o    The Company has not filed reserve estimates with any federal agency.

Our estimated  proved oil reserves and present value of the estimated future net revenues attributable to such reserves have been updated for this filing with an effective  date of  January 1,  2004.  They are based on a report  issued by the independent consulting firm of Gustavson Associates,  Inc. ("Gustavson") located in Boulder,  Colorado.  The report was updated to take into  account  production data obtained  during 2003 on some of our wells,  particularly  those  producing from the Jurassic formation.

Reference is made to  MANAGEMENT  DISCUSSION  AND ANALYSIS and to note 10 to the financial statements for a full discussion of the dispute with Russneft.  As the outcome of this  dispute  cannot be  predicted  at this time,  the  Company  has instructed Gustavson to prepare two separate proved oil reserve cases: the "Base
Case SEC reserves and Cash Flow  Projections"  and the Alternate  case. The Base
Case assumes that the Company is not  successful in it's dispute with  Russneft, accordingly,  the price received for oil is set at 2,400 rubles per ton ($11 per barrel) and the  production  payment is deducted  assuming 19 million rubles per month.  The Alternate case assumes that the Company is successful in the dispute and that Russneft and Goloil would honor all preexisting agreements. In the Base
Case,  future  cash flows are  substantially  less than in the  Alternate  case, however oil reserves  quantities are greater as a result of payout being delayed and how the production payment is being calculated. In order to avoid misleading statement  readers,  Management has elected to report the lower,  alternate case reserves, in both tables below.

As of January 1,  2004,  our proved  reserves  are  estimated  at 8,262  million barrels, net to Teton, after deducting quantities required to be delivered under the production payment as summarized below:

                 Base Case SEC Reserves and Cash Flow Projections

                              Before Russian Profits Tax   After Russian Profits Tax
                              --------------------------  -----------------------------

                                  Total    Present Value      Total      Present Value
                     Net      Undiscounted   Discounted   Undiscounted    Discounted
                   Reserves,    Cash Flow,      @10%       Cash Flow,       @10%,
Reserve            thousand     thousand     thousand      thousand       thousand
Category            barrels        US$          US$           US$             US$
-----------        ---------  ------------  ------------  -------------  --------------

PDP                   957      $1,330.6      $1,280.0      $1,087.9       $1,037.2
PDNP                2,859      $7,892.6      $5,621.6      $6,031.9       $4,239.5
Total Proved
Developed           3,816      $9,232.2      $6,901.6      $7,119.8       $5,276.8
PUD                 4,445     $11,697.9      $4,813.4      $6,207.2       $1,195.0
Total Proved        8,262     $20,921.2     $11,715.0     $13,327.0       $6,471.7

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

The price of oil used for this  analysis  was 2400 rubles per ton (about $11 per bbl), net of transportation,  marketing and export duties, as Goloil realized as of year-end 2003. As discussed in the Business  section of this filing,  McGrady and its  affiliates  were sold in September  2003 to OAO NK RussNeft,  a Russian independent oil producer.  Commencing October 1, Russneft began selling Goloil's production  to a related  party for a fixed  price of 2,400  rubles  per  barrel
(roughly $11 per barrel), a price  substantially  below the blended market price
Goloil formerly received selling its production into the export, near abroad and domestic markets.  Since this pricing  arrangement  prevailed through the end of the fourth  quarter of 2003 and beyond,  the Company has used the price of 2,400
Rubles  per  barrel in its  reserve  report  with the  effect  of  significantly reducing the present value of its reserves effective January 1, 2004.

Teton has strenuously objected to Russneft's actions and is continuing to engage its management in  discussions,  while  retaining  counsel with the intention of vigorously  pursuing it rights under  previous  agreements  and as a significant minority  shareholder in Goloil.  While counsel has advised the Company that its position  has merit,  the outcome of this  dispute  cannot be  predicted  at the current time.

The oil  and gas  revenues  are net to  Teton  and  include  the  impact  of the production  payments paid as flat fee of 19 million rubles per month  (including
VAT), and financing and debt  repayment.  Cash flow amounts assume 50% economics net to Teton without payout.  Teton's net share is 50% before payout and 35.295%
after payout.

The present  value of estimated  future net revenues as of January 1, 2004,  has been adjusted for Russian profits taxes, but not U.S. income taxes. Teton is not currently  incurring any  repatriation  tax liability due to the  structuring of capital  input as a loan.  Management  believes  that  future  repatriation  tax liabilities  will not be incurred if profits  from this  project are invested in other projects within Russia. If Teton does not incur repatriation tax liability for the life of this project,  the undiscounted  total before and after tax cash flow,  after  production  payments  would  be  $20.92  and  $13.32  million  or, discounted at 10%, $11.72 and $6.47 million, for total proved reserves.

Capital  expenditures  required to achieve the above cash flows will be incurred over the next three years and are  estimated  at $14.6  million net to Teton for development of proved reserves.  Based on our reserve  analysis,  we expect that cash flow from operations  will fully cover both operating  expenses and capital investment starting in 2005.

Presented  below is the Alternate Case discussed  above which assumes that Teton is successful in its dispute with Russneft,  the resulting economic  parameters, as of January 1, 2004 would be as presented below.

                Alternate Case Reserves and Cash Flow Projections

                                Before Russian Profits Tax      After Russian Profits Tax
                                ------------------------        --------------------------
                                               Present                         Present
                                     Total      Value                Total       Value
               Net              Undiscounted   Discount          Undiscounted  Discounted
             Reserves,  Total     Cash Flow     @10%              Cash Flow,     @10%
Reserve      thousand    Well     thousand      thous.              thous.      thous.
Category     barrels    Count       US$          US$                 US$          US$
---------   ----------  ------  -------------  ---------         ------------- -----------

PDP            957       16       $5,791       $5,323              $4,335       $3,936
PDNP         2,859        3      $23,287      $15,052             $16,358      $10,455
Total
Proved
 Developed   3,816       19      $29,078      $20,375             $20,693      $14,390
PUD          4,445       21      $27,295      $12,661             $16,894       $6,556
Total        8,262       40      $56,373      $33,036              $37,588      $20,946
Proved

The prices  used for this  Alternative  Case were as of  year-end  2003.  Goloil normally sells its oil into three different markets:  Europe, where the price is tied to the Urals Blend  benchmark  which itself is closely related to the price for Brent Crude;  the domestic  Russian  market,  and to non-Russian FSU markets such as the Ukraine and Byelorussia, generally referred to as the "near abroad".
Sales in the  domestic  and  near  abroad  markets  are  made in  batches,  when sufficient  quantities  of produced  oil are  available to sell and there are no spot  prices  are  published  that  apply  to these  markets.  The  markets  are established  by  individual  transactions,  for which  the  buyers  and  sellers generally hold the prices confidential.

Consequently,  at December 31, 2003 Teton used the Urals Blend  benchmark with a
-$2.43 basis  adjustment  for its export sales,  while polling  Moscow based oil trading firms for year-end prices for the domestic and  near-abroad  markets and using the lowest price returned in the polls. The prices used were $25.00/barrel for export,  $18.00 per barrel for the near abroad,  and  $15.00/barrel  for the domestic market. Sales were allocated to the three markets at 35% European,  10%
FSU, and 55% Russia, which is approximately the historic allocation.

The results are net to Teton and include the impact of the  production  payments due MOT,  and  financing  and debt  repayment.  Cash  flow  amounts  assume  50%
economics  net to Teton without  payout.  Teton's net share is 50% before payout and 35.295% after payout.

The present  value of estimated  future net revenues as of January 1, 2004,  has been adjusted for Russian profits taxes, but not U.S. income taxes. Teton is not currently  incurring any  repatriation  tax liability due to the  structuring of capital  input as a loan.  Management  believes  that  future  repatriation  tax liabilities  will not be incurred if profits  from this  project are invested in other projects within Russia. If Teton does not incur repatriation tax liability for the life of this project,  the undiscounted  total before and after tax cash flow,  after  production  payments  would  be  $56.37  and  $37.59  million  or, discounted at 10%, $33.03 and $20.95 million, for total proved reserves.

Capital  expenditures  required to achieve the above cash flows will be incurred over the next three years and are  estimated  at $14.6  million net to Teton for development of proved reserves.  Based on our reserve  analysis,  we expect that cash flow from operations  will fully cover both operating  expenses and capital investment starting in 2005.

Teton's current  agreement with MOT requires the two companies each fund half of the capital expenditures required for development. In the event we are unable to fund our portion of the capital  expenditures  and MOT proceeds with the planned development,  our share of the oil production will be decreased.  The reverse is also true.

Until cash flow from  operations is sufficient  to fund  operating  expenses and capital investment, Teton must raise additional capital or obtain debt financing to  fund  its  portion  of  capital  expenditures  or its  interest  in the  oil production  will be  reduced.  There  can be no  assurance  that  Teton  will be successful in raising such additional funds.

Changes to the Reserve Report from Prior Period

The following table summarizes the changes that took place when the report was updated:

Reserves and Production, millions of barrels, Net to Teton

                                                             For the Years Ended
                                                                December 31,
                                                         =========================
                                                            2003           2002
                                                         ==========     ==========

Proved reserves (bbls), beginning of period .........    13,264,000     40,174,000
                                                         ==========     ==========
 Production .........................................      (632,000)      (471,000)
                                                         ==========     ==========
 Extension of reservoir .............................     2,000,000           --
                                                         ==========     ==========
 Revisions of previous estimates ....................    (4,370,000)   (28,439,000)
                                                         ==========     ==========
Proved reserves (bbls), end of period ...............     8,262,000     13,264,000
                                                         ==========     ==========
Proved Developed reserves (bbls), beginning of period     4,567,000      5,493,000
                                                         ==========     ==========
Proved Developed reserves (bbls), end of period .....     3,816,000      4,567,000
                                                         ==========     ==========

In the revised  reserve  report,  Teton's  proved  reserves  declined from 13.26 million barrels to 8.26 million barrels of which 632 thousand barrels  reflected production during 2003. Of the remaining decline,  4.37 million barrels, was due to a revision from the previous  estimate.  In  particular,  the  performance of several of the Company's  Jurassic  formation  wells led its engineers to reduce the  anticipated  primary  (before  waterflood)  recovery of reserves and revise their  opinion  concerning  the  necessity of  waterflooding.  While the Company anticipates it will eventually recover most of the reduction in reserves through waterflooding,  SEC  regulations do not permit the inclusion of such reserves in the proven  category in the absence of either a pilot program or formal  written commitment  by the  operator  and  non-operators  in a project to  commence  the waterflood project. The Company also removed several Jurassic locations from the proved  category,  either  because  they  were  deemed  uneconomic  for  primary production  alone,  based on the  performance of offsetting  Jurassic  producing wells or in two cases  because the  operator  and Company  have not yet formally agreed to drill them.  The company  expects to restore the reserves from the two wells to the proven category when they are drilled.

Finally, as previously reported in its Form 10-K for the year ended December 31,
2002,  the Company  recorded a decline in its reserves for the year 2002 of 28.4 million  barrels.  The  majority  of the  reserve  reduction  in this period was attributable  to revision of the geologic  maps of the license area based on new and reprocessed seismic data and interpretations.  The new interpretation led to a  reduction  in the number of  anticipated  drilling  locations  and with them, reserves.

Developed And Undeveloped Acreage

The following table sets forth the total gross and net developed acres and total gross and net underdeveloped  acres subject to the Goloil License as of December
31, 2003:

Eguryak License Area            Gross      Net
Total Developed Acres           1,049      525
Total Proved Undeveloped        1,494      747
 Acres
Total Other Undeveloped         6,481    3,241
Acres

Our  offices  are  located in Denver,  Colorado.  We lease our  offices  from an unaffiliated  third party.  This year we also opened a representative  office in
Moscow, also leased from an unaffiliated third party.

Item 3.  LEGAL PROCEEDINGS.

Teton currently is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters  were  submitted  to a vote of our  security  holders  during the fourth quarter of 2003.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Teton's  common stock listed on The American  Stock  Exchange,  under the symbol
"TPE," on May 6, 2003. Prior to listing on the AMEX, our common stock was quoted on the OTC  Bulletin  Board under the symbol  "TTPT" from  November  27, 2001 to
April 25,  2003 and then under the symbol  "TTPE"  from April 28, 2003 to May 5,
2003 as a result of a 1 for 12 reverse stock split.

Prior to that and until our  voluntary  delisting  in January  2002,  our common stock was also listed on the Canadian Venture Exchange under the symbol "YTY.U."
Beginning  November 30, 2001, our common stock is also listed for trading on the
Frankfort Stock Exchange (Germany) under the symbol "TP9."

The following table sets forth, on a per share basis,  the range of high and low bid information for the common stock on the OTC Bulletin Board, and after May 5,
2003 on the American Stock Exchange:

                               OTC Bulletin Board

2001 Period                                        High           Low

Fourth quarter                                   $  .50          $ .17

2002 Period

First quarter                                    $  .67          $ .18
Second quarter                                   $  .65          $ .36
Third quarter                                    $  .60          $ .27
Fourth quarter                                   $  .42          $ .21

2003 Period

First quarter                                    $  .46          $ .28
Second quarter as of May 5, 2003                 $ 5.00*         $4.10*

                            The American Stock Exchange

Second quarter commencing May 6, 2003            $ 5.40          $4.10

Third quarter                                    $ 4.58          $3.71
Fourth quarter                                   $ 5.58          $3.80

*reflects a 12 for 1 reverse stock split effectuated on April 24, 2003.

The quotations reflect inter-dealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

Holders:  As of January 23, 2004, there were approximately 195 holders of record of Teton's common stock.

Dividends: Teton has not paid any dividends on its common stock since inception.
Teton does not anticipate declaration or payment of any dividends at any time in the foreseeable future.

Recent Issuances of Unregistered Securities

During the fourth quarter for the year ended December 31, 2003, the Company sold
2,263,330_shares of 8% convertible preferred shares for a total consideration of
$9,845,486,  less  $520,856 in  commissions.  The  preferred  shares carry an 8%
dividend,  payable quarterly and are convertible into common stock at a price of
$4.35. If converted within 60 days of closing, the investors will be entitled to receive (i) dividends  payable in common stock for one year;  and (ii) 2 Class B
Warrants for each 10 invested, exercisable at $6.00 per share.

Equity Compensation Plan Information

            Plan category            Number of     Weighted average     Number of
                                   securities to    exercise price      securities
                                   be issued upon   of outstanding      remaining
                                    exercise of        options,       available for
                                    outstanding      warrants and    future issuance
                                      options,          rights
                                    warrants and
                                       rights
                                        (a)               (b)              (c)
      Equity compensation plans      1,578,037           $3.48           505,296
     approved by security holders
      Equity compensation plans          0                 0                0
       not approved by security
               holders
                Total                1,578,037           $3.48           505,296

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our plan of operation should be read in conjunction with the financial  statements and the related notes.  This document contains  forward-looking  statements  within the  meaning of Section 27A of the
Securities  Act of 1933 and Section 21E of the  Securities  Exchange Act of 1934
which are based upon current  expectations that involve risks and uncertainties, such as our plans, objectives,  expectations and intentions.  Our actual results and the timing of certain events could differ  materially from those anticipated in these  forward-looking  statements as a result of certain factors,  including those set forth under "Risk Factors," "Business" and elsewhere in this document.

We have identified  certain policies as critical to our business  operations and the  understanding  of our results of operations.  The impact and any associated risks  related  to  these  policies  on our  business  operations  is  discussed throughout  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of  Operations  where such  policies  affect our  reported  and expected financial results.  See the section entitled "Critical  Accounting  Policies" at the end of this discussion.

Overview

Teton Petroleum Company is an independent oil and gas exploration  company whose current  focus is the  Russian  Federation,  particularly  Western  Siberia.  It currently is the only publicly traded US independent  with all of its production in Russia.

In 2003,  Teton achieved several  milestones in its finances and operations,  as well as some challenges. Highlights include the following:

o    Annual sales  increased by 42.5% from  443,268 to 631,626  barrels,  net to
     Teton.

o    Seven new wells  (gross)  were  drilled  on the  Company's  Goloil  license bringing the total to 21 wells, 16 of which were in production at year-end.
     Of the 21 wells, one is awaiting completion,  and four are off-line pending upgrades to the gathering system.

o    Revenues increased 65.2%, from $6,923,320 to $11,437,802.

o    The  Company's  net  loss  for  the  year  narrowed  from   $10,973,923  to
     $5,634,844.

o    In April, Teton's Board of Directors made several changes to the management of the Company the most  important  of which was the  appointment  of a new
     President  and  Chief   Executive   Officer,   Karl  Arleth,   who  assumed
     responsibility  for  the  day-to-day  management  of  the  Company.   Other
     management  changes  made  at  the  time  included  the  appointment  of  a
     Controller and an interim full-time Chief Financial Officer.

o    Also in April,  the  Company  relocated  its  corporate  headquarters  from
     Steamboat Springs,  CO to Denver, CO and over the next several months hired several  administrative  and accounting  personnel to support the Company's plans for  growth.  The  Company  also took steps to tighten  its  internal controls,  enhance  its  ability to evaluate  potential  acquisitions,  and improve its information systems.

o    In May,  the  Company  effected a 1:12  reverse  share split and listed its shares on the American Stock Exchange.

o    Also in May,  the  Company  announced  the  signing of a purchase  and sale agreement to acquire the 50% ownership interest in LLC Chernogorskoye  held by Anderman Smith, which if completed would have added  approximately 4,000
     BOPD to the Company's net oil production. To date, however, the Company has been unable to close this transaction  owing to differences with the seller over closing price adjustments the Company believed necessary following its due diligence,  as well as changes in the valuations  accorded  Russian oil producers.  Although the Company is continuing to pursue the acquisition of all or part of LLC Chernogorskoye, there is no assurance it will be able to close any transaction.

o    In November,  the Company  successfully  concluded the private placement of
     $9.8 million  (later  increased to $10.3  million in January of 2004) of 8%
     Convertible Preferred Stock to be used primarily for working capital in the
     Goloil license and for general corporate purposes.

o    The  Company  opened a Moscow  Representative  Office in December to better monitor its  operations in Russia as well as to establish a higher  profile in the Russian oil industry and facilitate  greater deal-flow as it pursues acquisition opportunities there and in other FSU states.

Dispute with Russneft

Foremost among the challenges facing the Company in 2003 were those presented by its former and present  partners in the Goloil  license.  In  September,  OAO NK
RussNeft,  a newly formed Russian  independent oil producer  acquired the shares held by  Mediterranean  Overseas  Trust and  InvestPetrol  in Goloil and assumed responsibility  for operating the License.  During the  transition in September, the Company subsequently learned, Goloil sold substantially less than its export quota into export markets where prices are substantially higher, instead selling the production into the domestic market.

Commencing  October 1,  Russneft  began selling  Goloil's  production to a third party for a fixed price of 2,400 rubles per barrel  (roughly $11 per barrel),  a price  substantially  below the blended  market price Goloil  formerly  received selling its production into the export,  near abroad and domestic markets.  As a consequence, the Company estimates its revenues after taxes for the quarter were reduced by approximately $1.44 million. Moreover, since this pricing arrangement prevailed through the end of the fourth quarter and beyond,  the Company has had to significantly  reduce the present value of its reserves  effective January 1,
2004.

Teton has strenuously objected to Russneft's actions and is continuing to engage its management in discussions over the issue,  while retaining  counsel with the intention of vigorously  pursuing it rights under  previous  agreements and as a significant  minority  shareholder  in Goloil.  While  counsel  has  advised the
Company  that its  position  has merit,  the outcome of this  dispute  cannot be predicted at the current time.

2004 Operational and Financial Objectives

In 2004, Teton intends to focus its efforts primarily in two areas:

1)    Continued development of its Goloil License; and

2)    The acquisition, development and exploitation of similar projects in the
      Russian Federation.

As a specific  target,  Teton  intends  through a  combination  of drilling  and acquisition(s)  to increase its daily net  production  in 2004 to at least 5,000
BOPD.

Goloil will continue to expand  operations  with the drilling of four horizontal wells on the Golevaya Field and carry out fracture stimulations on four existing
Jurassic wells in the Egurayah Field.  Also, new development plans for the South
Egurayah  Field will be  completed  once the  results of an  on-going 3D seismic program are evaluated.  Goloil's  capital budget for 2004 is  approximately  $17 million. Most of this budget is expected to be provided for out of internal cash flow and  borrowing by Goloil,  including  possible  cash calls to Teton.  Teton believes it has sufficient working capital on hand to meet its share of any such cash  calls,  but  whether  it  will  elect  to do so will  be  contingent  upon successful  resolution  of  its  dispute  with  Russneft  over  product  pricing described  above.  There can be no  guarantee  it will reach  such a  successful resolution,  and if it is  unable  to,  management  intends  to look at  various options  including legal action or the possible sale of its stake in Goloil.  In
Management's opinion the proceeds from the sale of the Company's stake in Goloil would exceed it's investment at December 31, 2003.

As for growth  through  acquisitions,  Teton has been  actively  seeking to make acquisitions  of  properties  similar to the Goloil  license since the spring of
2003. Specifically, the Company is targeting properties with existing production ranging  from 3,000 to 10,000  BOPD with  upside  potential  from  developmental drilling  and  other  exploitation  opportunities.  The  Company  has  a  strong preference  to be the  operating  partner  in such  projects  in order to better control their  development.  In addition to the LLC  Chernogorskoye  transaction announced, but not consummated, in 2003, the Company has held talks with several
Western and Russian owned companies that are seeking to divest properties.

Teton's plans to pursue such acquisitions means that it will incur increased due diligence and legal expenses.  The Company is now devoting  significant internal resources  to  evaluating  acquisitions  while also  utilizing  the  services of outside technical and legal consultants.

An even more  important  factor in  executing  its  acquisition  strategy is the
Company's  ability to attract the capital  necessary  to acquire and develop its acquisition  targets.  Towards that end, the Company has been working to develop strong relationships with commercial, primarily European banks, which are active in Russia and the former  Soviet  Union.  Teton has  traditionally  financed its operations by raising  equity,  but it is the opinion of its management that the acquisition of properties  with  significant  production is best financed with a combination  of debt and  equity.  This  approach  is less  dilutive to existing
shareholders  and  offers  the  Company  greater   flexibility.   Based  on  its
discussions with various lending institutions,  Teton management is confident of its ability to secure bank financing for producing property acquisitions.

Insofar as most  acquisitions will require Teton to provide at least some equity financing,  Management  anticipates  that it will  likely be  required  to raise additional  equity.  The Company maintains an active investor  relations program and is also in frequent  contact  with  investment  banks,  both in the U.S. and abroad, as well as with institutional and industry sources of private capital.

Teton  management  expects  a rising  trend in the  cost of  producing  property acquisitions  in Russia over the next  several  years as the export  bottlenecks preventing  Russian oil from  leaving the country  ease and as  well-capitalized
Western E&P companies are  increasingly  drawn to the country's vast reserves of oil and gas. Consequently,  a key challenge facing the Company is its ability to acquire reserves on an economically  attractive basis.  Management  believes the day is long gone when  projects with the quality of Goloil could be acquired for as little as $0.25 per proven barrel in the ground.  Today, the asking price for many Russian  producing  properties  is ten times that level or $2.50 per barrel compared to $$6 - 8 per barrel currently for Texas oil and gas properties. Teton management,  therefore,  applies rigorous economic analysis to determine if such
acquisitions   can  meet  the  Company's   economic  hurdle  rates  based  on  a
conservative  market-linked forecast of oil prices. Present indications are that such projects are  available for sale today in Russia,  but are less common than they used to be, necessitating that they be actively sought out.

The following table sets forth certain operating data for the periods presented:
Year ended December 31, 2003 compared to year ended December 31, 2002.

The  table  below  summarizes  some  of the  most  important  components  of our revenues, operating costs and net loss. Please note that since Teton absorbs its share of the  cost of  producing  the oil  paid  under  the  production  payment
(included in the cost amounts), per barrel costs are effectively doubled.

Results of Operations

            Operating Highlights for the Twelve Months ended December 31
                     (in U.S. Dollars, unless otherwise noted)

                              Fourth
                             Quarter
                               2003            2003            2002        Change(%)             Change(%)
                          ------------    ------------    ------------    ------------           --------
Sales, Barrels ........        150,938         631,626         443,268         188,358                42.5%
Average Daily Sales,
 Barrels ..............          1,654           1,730           1,214             516                42.5%
Average Selling Price,
 $/barrel .............         $15.45        $  18.11          $15.62        $   2.49                15.9%
Revenues ..............    $ 2,332,464    $ 11,437,802     $ 6,923,320      $4,514,482                65.2%

Costs of Sales and
Expenses, excl. DD&A
 Production Costs .....        563,590       2,020,447       1,218,411         802,036                65.8%
 Transportation &
  Marketing ...........          6,061         807,266         611,956         195,310                31.9%
 Taxes other than
  Income taxes ........      1,700,920       5,864,920       3,537,990       2,326,930                65.8%
Export Duties .........           --         1,492,999         910,936         582,063                63.9%
                          ------------    ------------   -------------    ------------           ---------
                             2,270,571      10,185,632       6,279,293       3,906,339                62.2%

Results from Goloil
Operations, before DD&A         61,889       1,252,170         644,027         608,143                94.4%
 Less General &
Administrative Expense,
 Goloil ...............        188,229         837,134         588,774         248,360                42.2%

Goloil operating (loss)
income before DD&A ....       (126,340)        415,036          55,253         359,783                  --

Depreciation, Depletion
 & Amortization, Goloil        919,744       1,582,513         451,930       1,130,583               250.2%
                          ------------    ------------    ------------    ------------           --------

Operating loss, Goloil      (1,046,084)     (1,167,477)       (396,677)       (770,800)                 --

General &
Administrative Expense,
 Teton ................      1,244,063       3,919,746       4,744,952        (825,206)             -17.4%
                          ------------    ------------    ------------    ------------           --------

Operating Loss, Teton .   $ (2,290,147)   $ (5,087,223)   $ (5,141,629)   $     54,406                 -
                          ============    ============    ============    ============           ========

Costs and Expenses Per Barrel during the Twelve Months ended December 31
                           (in U.S. Dollars)

                              Fourth
                              Quarter                              Change
Controllable Costs             2003        2003        2002         ($)      % Change
                         ------------------------------------------------------------
                         ------------------------------------------------------------
 Production Costs              $3.73      $ 3.20      $ 2.75       $0.45       16.4%
 G&A - Goloil                   1.25        1.33        1.33       (0.00)      -0.%
 G&A - Teton                    8.24        6.21       10.70       (4.49)     -42.0%
                               13.22       10.74       14.78       (4.04)     -27.4%

Non-Controllable Costs
 Transportation &               0.04
Marketing                                   1.28        1.38       (0.10)      -7.2%
 Taxes other than              11.27
Income Taxes                                9.29        7.98        1.31       16.4%
 Export Duties                  0.00        2.36        2.06        0.30       14.6%
                               11.31       12.93       11.42        1.51       13.2%

In 2003, Teton's net loss narrowed from $10,973,923 to $5,634,844, or $8,415,537 after giving effect to the imputed preferred stock dividends for inducements and beneficial  conversion  charges  associated  with the  Company's 8%  convertible preferred  stock  offering and subsequent  conversion.  In terms of earnings per share,  Teton's  loss  narrowed  from $3.53 to $1.23 per share.  The decrease in losses was largely  attributable to improved  operating  results at Goloil and a significant  decline  in  non-cash  charges  related  to  financing,  offset  by increased  salaries  and  other  expenses  related  to the  Company's  increased staffing levels.

Oil revenues  increased from  $6,923,320 to  $11,437,802  from 2002 to 2003. The increase was due to both a 42.5%  increase in barrels sold and a 15.9%  increase
in  the  average   price  per  barrel  sold  from  $15.62  to  $18.11  per  bbl.
Historically, Teton has not hedged its sales and this remained the case in 2003.
However,  as discussed  above revenues were less than expected during the fourth quarter of 2004 by $1.44  million due to the fixed price paid by an affiliate of
Russneft when compared to blended market price Goloil  received  previously.  If such affiliate continues to pay the fixed price in 2004, the Company anticipates that a similar  reduction  in  revenues  and  operating  earnings  for each 2004 quarter.

Teton's  share of Goloil's  costs of sales and  expenses  (before  depreciation, depletion  and  amortization  expenses  or "DD&A")  increased  62.2%,  which was slightly less than the increase in revenues. As seen from the table above, taxes other than income taxes and export  tariffs are both important  contributors  to these costs and expenses accounting for more than 70% of the total costs in both
2002 and 2003. Both are tied directly to revenues, and in the case of the export tariff,  to the price of oil as well.  Export tariffs would have been higher had not Goloil  effectively  stopped  exporting oil at the end of the third quarter, instead  selling  all of its  production  domestically  for a flat  fee of 2,400 rubles per barrel.

Teton's share of Goloil's operating income before DD&A increased from $55,253 to
$415,036  from 2002 to 2003,  but  after  Goloil's  DD&A its share of  operating losses rose from $396,677 to $1,167,477.  DD&A itself increased by 250.1%,  from
$451,930 to $1,582,513,  reflecting the capital expenditures  incurred by Goloil as it has developed its license.

General and administrative expense ("G&A") at Teton decreased from $4,774,952 to
$3,919,746 or 17.4% from 2002 to 2003. The decrease was largely  attributable to a $1,562,575  decline in fees paid to consultants for capital raising activities offset by  increases  in  compensation  to officers  and  employees  ($323,951), professional fees ($109,146),  travel and entertainment ($193,773), and expenses relating to  marketing,  advertising,  and  investor  relations  ($167,987).  In addition to the increase in compensation relating to additional staffing to meet
Company goals and objectives, most of the other G&A increases were the result of activities such as Teton's preferred stock offering, its listing on the American
Stock Exchange,  the filing of its registration  statement with the SEC, and due diligence with respect to the proposed acquisition of LLC Chernogorskoye.

Liquidity and Capital Resources

Future cash flows will be influenced,  among other factors,  by the market price of oil and gas as well as the number of  producing  properties  on line.  To the extent that oil prices decline, the Company's revenues,  cash flows and earnings could be adversely affected.  The Company's management believes that even if oil prices were to decline to a level that would have a material  adverse  effect on cash flows,  the Company would continue to meet its working capital  obligations and its 2004 capital budget (as discussed below).

The Company had cash  balances of  $7,588,439 at December 31, 2003 and a working capital deficit of $1,159,687.  Excluding the pro rata consolidation of Goloil's working  capital  deficit,  Teton has a working  capital  surplus of $7,469,785.
Teton is not liable for Goloil's debts.

Sources and Uses of Funds

To date the  Company's  primary  source of liquidity is cash  provided by equity offerings. Capital markets will continue to be utilized in order to maintain the
Company's  indebtedness  at  moderate  levels to enable the  Company to have the necessary financial flexibility to react to future opportunities.  The Company's
primary  needs  for  cash  are  for  the  operation,  development,   production,
exploration  and  acquisition  of oil and gas  properties  and  working  capital obligations.

Cash Flows and Capital Expenditures

Cash used in  operating  activities  for the year ended  December  31,  2003 was
$3,002,202  compared with cash used in operating  activities  for the year ended
December 31, 2002 of  $5,168,785,  resulting in a decrease of  $2,167,583.  Such decrease is primarily the fact that operating assets and liabilities,  which are primarily  in  Goloil,  increased  in  2003 by  $823,831  while  they  decreased
$1,129,412 in 2002.

The Company used $7,093,146 in investing activities,  substantially all of which was  associated  with  oil and gas  property  and  equipment  expenditures.  The
Company's  pro  rata  share  of  the  construction  costs  of a new  gas-powered electrical  generating plant which will be operational in the first half of 2004 totaled $1,700,696.  The plant will provide substantial  increases in production levels of electricity at lower cost than the diesel  generators  being replaced.
The plant will be fueled by natural gas from our wells,  reducing or eliminating the need to "flare" the gas. In addition  Goloil drilled seven new wells (gross)
during 2003. The Company continues to expect significant  additional investments to be made in the  future  to drill  and  develop  additional  producing  wells.
Teton's share of 2004 Goloil's  capital  expenditure  program is estimated to be
$6.5 million.  Goloil plans to drill in 2004 four horizontal  wells,  subject to the results of a 3 D seismic program and begin  installation  of  infrastructure for the development of the South  Eguriakhskoe oil field. The Company's  funding of the capital expenditure program will be included in the discussions regarding resolving the dispute with Russneft.

Cash provided by financing  activities during 2003 was $16,812,518.  In addition to collecting  $1,939,610  from stock  subscriptions  receivable at December 31,
2002,  the  Company  raised   $10,251,924  from  the  private  placement  of  8%
Convertible  Preferred  Stock to be used  primarily  for working  capital in the
Goloil license and for general corporate purposes.

The Company  anticipates  future operations and significant oil and gas property expenditures  will be able to be funded  through a  combination  of note payable advances from an affiliate,  cash raised from raising debt and equity  financing and production of oil and gas reserves.

Income Taxes, Net Operating Losses and Tax Credits

Currently,  the  Company is paying a profits  tax in Russia  equal to 24% of net profits  as  defined  by  Russian  income  tax  law.  As  discussed  extensively elsewhere, including Note 10 to the financial statements, the taxation system in
Russia is evolving as the central government transforms itself from a command to a market-oriented  economy. Based on current tax law and the U.S. Russian Income
Tax  Treaty  the  profits  tax  paid to  Russia  will be a  creditable  tax when determining  the Company's U.S.  income taxes  payable,  if any. At December 31,
2003 the Company has a U.S. net  operating  tax carry  forward of  approximately
$18,500,000.  Based  on the  current  investments  of the  Company  and  the net operating  loss combined  with the Company's tax basis,  the Company will not be paying U.S. income taxes in the foreseeable future.

Critical Accounting Policies

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

Reserve Estimates:  The information regarding the Company's share of oil and gas reserves, the changes thereto and the resulting net cash flows are all dependent upon  assumptions  used in preparing  the  Company's  annual  reserve  study.  A qualified  independent  petroleum  engineer,  in  accordance  with  standards of applicable  regulatory  agencies  and the  Securities  and  Exchange  Commission definitions,  prepares the Company's  reserve study.  Estimates of  economically recoverable  oil and natural gas reserves and future net cash flows  necessarily depend upon a number of variable  factors and  assumptions,  such as  historical production from the area compared with  production  from other producing  areas, the assumed  effects of regulations  by  governmental  agencies and  assumptions governing  future oil and natural  gas prices,  the  exchange  rate  between the
Russian  ruble  and the U.S.  dollar,  future  operating  costs,  severance,  ad valorem,  export,  excise and other  taxes,  development  costs and workover and remedial  costs,  all of which  may,  in fact,  vary  considerably  from  actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural  gas  attributable  to any  particular  group of  properties, classifications of such reserves based on risk of recovery, and estimates of the
future  net  cash  flows  expected  there  from  may  vary  substantially.   Any
significant  variance in the assumptions  could materially  affect the estimated quantity and value of the reserves, which could affect the carrying value of the
Company's  oil and gas  properties  and the rate of depletion of the oil and gas properties. Management believes that the current assumptions used in preparation of the reserve study are reasonable. The Company's revised downward its estimate
of  oil  and  gas  reserves  by  4.4  million  barrels   primarily  due  to  the
reclassification  of certain  waterflood  reserves and reserves  associated with undrilled locations to probable. Only reserves associated with two wells planned and budgeted for 2004 have been classified as proved undeveloped.  The Company's estimated  proved  reserves  at  December  31,  2003 and 2002 were  prepared  by independent petroleum engineering consultants Gustavson and Associates.

Property, Equipment and Depreciation: The Company follows the successful efforts method of accounting for oil and gas properties.  As of December 31, 2003 all of the Company's oil and gas assets are held in one cost center located in Siberia,
Russia.  As the Company makes  additional  acquisitions  it will have additional cost centers.  Under the  successful  efforts  method of accounting the costs of development wells are capitalized, but exploratory wells are capitalized only if they are  successful.  The Company plans to increase its oil and gas reserves by acquisition and the development of reserves in place.  Accordingly,  acquisition and drilling costs will be capitalized.  Capitalized  costs will be depleted and depreciated  using the units of production  method based on estimated proved oil reserves  as  determined  by  independent  engineers,  currently  Gustavson  and
Associates. If the estimates of oil and gas reserves are changed materially then the amount of depreciation and depletion  recorded by the Company could increase or  decrease  materially.  In  addition  the  carrying  costs of the oil and gas properties are subject to the requirements of SFAS No. 144,  "Accounting for the
Impairment or Disposal of Long-Lived Assets".  The Company is required to impair the net book value for a cost  center  when such net book value is greater  than the estimated  future cash flows for such cost center.  At December 31, 2003 the
Company's carrying value for its Siberian cost center is less than its estimated cash flows,  even  though  such  estimated  cash flow was  calculated  using the domestic Russian price of 2,400 rubles per ton ($11 per barrel). See discussions above,  and in footnotes 10 and 11 to the financial  statements.  As a result of the  downward  revision in oil  reserves  recorded by the  Company,  the Company increased its provision for depletion, depreciation and amortization to $919,744 for the fourth  quarter  compared to $274,538  recorded in the third  quarter of
2003.

Pro Rata  Consolidationt:  The Company  currently pro rata  consolidates its 50%
interest in Goloil,  because, as of December 31, 2003,  Management believes that to be the most meaningful presentation.  If the Company is not successful in its dispute with Russneft,  then the Company may have to reconsider  this accounting policy.  Such consideration will include determining the degree of influence the
Company exercises over its investment in Goloil.

Production  Payment:  During  June,  2000  the  Company  entered  into a  Master
Agreement that requires,  among other things, a seven year production payment to
Energosoyuz  equal to 50% of the oil produced from new and existing Goloil wells in exchange for wells and  facilities  constructed by  Energosoyuz.  Because the production  payment was for a specified amount of production and not for a fixed and determinable dollar amount, the Company did not record such transaction as a loan. Currently, Goloil is paying Energosoyuz a flat amount of 19,000,000 rubles per month,  which, at current prices,  is less than 50% of the oil produced.  If the Company is not  successful  in its dispute  with  Russneft,  and the Company continues  with  pro rata  consolidation,  it may be  required  to  record  as a liability the net present value in U.S. dollars of the production payment with a corresponding  increase in the  carrying  value of its Siberian oil and gas cost center.  The amount of increase in carrying  value can not be determined at this time.  However,  based on the  estimated  cash flows at December 31,  2003,  the
Company would, most likely, have to record an impairment charge.

Asset  Retirement  Obligation:  During  the fourth  quarter of 2004 the  Company applied the provisions of SFAS 143 "Accounting for Asset Retirement Obligations"
and recorded the estimated December 31, 2003 liaiblity for the retirement of its
Russian oil and gas assets along with a  corresponding  increase in the carrying value of the related oil and gas  properties.  The liability was estimated based on the estimated,  discounted future cost to plug the oil and gas wells existing at December 31, 2003 plus the costs of clean up based on the  Company's  current understanding  of the standards  that will be applied at the time of retirement.
The  Company  will  continually  review the  assumptions  it used in making such estimate and revise the liability as required.

Item 7.       FINANCIAL STATEMENTS

                            TETON PETROLEUM COMPANY

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2003

                              TETON PETROLEUM COMPANY

                                 Table of Contents
                                 -----------------

Independent Auditors' Report

Consolidated Financial Statements

      Consolidated Balance Sheet

      Consolidated Statements of Operations and Comprehensive Loss

      Consolidated Statements of Changes in Stockholders' (Deficit) Equity

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Teton Petroleum Company
Denver, Colorado

We have audited the accompanying  consolidated  balance sheet of Teton Petroleum
Company and  subsidiary  as of December 31, 2003,  and the related  consolidated statements  of  operations  and  comprehensive  loss,  changes in  stockholders'
(deficit)  equity and cash flows for the years ended December 31, 2003 and 2002.
These consolidated  financial statements are the responsibility of the Company's management.  Our  responsibility is to express an opinion on these  consolidated financial statements based on our audits.

We conducted  our audits in  accordance  with the auditing  standards  generally accepted in the United States of America.  Those standards  require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated  financial statements are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the  consolidated  financial  statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall consolidated  financial statement presentation.  We believe  that our audits  provide a  reasonable  basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Teton  Petroleum
Company  and  subsidiary  as of  December  31,  2003,  and the  results of their operations  and their cash flows for the years ended  December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

March 29, 2004
Denver, Colorado

                             TETON PETROLEUM COMPANY

                           Consolidated Balance Sheet
                                December 31, 2003

                                      Assets

Current assets
   Cash ...................................................   $  7,588,439
   Proportionate share of accounts receivable .............         15,739
   Proportionate share of VAT receivable ..................      1,078,369
   Proportionate share of inventory .......................        448,812
   Prepaid expenses and other assets ......................         95,693
                                                              ------------
     Total current assets .................................      9,227,052
                                                              ------------

Non-current assets
   Oil and gas properties, net (successful efforts) .......      9,339,786
   Cogeneration plant construction in- progress ...........      1,700,696
   Other property and equipment, net ......................        450,841
                                                              ------------
     Total non-current assets .............................     11,491,323
                                                              ------------

Total assets ..............................................   $ 20,718,375
                                                              ============

                       Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities ...............   $    376,429
   Proportionate share of accounts payable and accrued
    liabilities ...........................................      2,590,901
   Proportionate share of notes payable owed to
    affiliate .............................................      7,419,409
                                                              ------------
     Total current liabilities ............................     10,386,739
                                                              ------------

Non-current liabilities
   Asset retirement obligation ............................        126,500
                                                              ------------
     Total non-current liabilities ........................        126,500
                                                              ------------
     Total liabilities ....................................     10,513,239
                                                              ------------

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock, $.001 par
    value, 25,000,000 shares authorized, 618,231 issued
    and outstanding. Liquidation preference at December
    31, 2003 of $2,689,305 ................................            618
   Common stock, $.001 par value, 250,000,000 shares
    authorized, 8,584,068 shares issued and outstanding
    at December 31, 2003 and 2002 .........................          8,584
   Additional paid-in capital .............................     37,073,366
      Unamortized preferred stock dividends ...............       (118,610)
   Accumulated deficit ....................................    (27,657,578)
   Foreign currency translation adjustment ................        898,756
                                                              ------------
     Total stockholders' equity ...........................     10,205,136
                                                              ------------

Total liabilities and stockholders' equity ................   $ 20,718,375
                                                              ============

                 See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

          Consolidated Statements of Operations and Comprehensive Loss

                                                            For the Years Ended
                                                                December 31,
                                                        ----------------------------
                                                            2003             2002
                                                        ------------    ------------

Sales ...............................................   $ 11,437,802    $  6,923,320

Cost of sales and expenses
   Oil and gas production ...........................      2,020,447       1,218,411
   Transportation and marketing .....................        807,266         611,956
   Taxes other than income taxes ....................      5,864,920       3,537,990
   Export duties ....................................      1,492,999         910,936
   General and administrative - Goloil ..............        837,134         588,774

   General and administrative - Teton ...............      3,919,746       4,744,952
   Depreciation, depletion and amortization .........      1,582,513         451,930
                                                        ------------    ------------
     Total cost of sales and expenses ...............     16,525,025      12,064,949
                                                        ------------    ------------

Loss from operations ................................     (5,087,223)     (5,141,629)
                                                        ------------    ------------

Other income (expense)
   Other income .....................................         17,445          51,751
   Interest expense .................................       (347,740)       (385,939)
   Financing charges ................................       (132,818)     (5,498,106)
                                                        ------------    ------------
      Total other income (expense) ..................       (463,113)     (5,832,294)
                                                        ------------    ------------

Net loss before tax .................................     (5,550,336)    (10,973,923)
Foreign income tax ..................................        (84,508)           --
                                                        ------------    ------------
Net loss ............................................     (5,634,844)    (10,973,923)

Imputed preferred stock dividends for inducements and
beneficial conversion charges .......................     (2,780,693)           --
                                                        ------------    ------------

Net loss applicable to common shares ................     (8,415,537)    (10,973,923)

Other comprehensive loss, net of tax
   Effect of exchange rates .........................        168,256        (140,773)
                                                        ------------    ------------

Comprehensive loss ..................................   $ (8,247,281)   $(11,114,696)
                                                        ============    ============

Basic and diluted weighted average common shares
  outstanding .......................................      6,840,303       3,105,235
                                                        ============    ============

Basic and diluted loss per common share .............   $      (1.23)   $      (3.53)
                                                        ============    ============

                 See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

      Consolidated Statements of Changes in Stockholders' (Deficit) Equity
                 For the Years Ended December 31, 2003 and 2002

                                                                                                                                                                Foreign                          Total
                                                                      Preferred Stock                  Common Stock            Additional      Unamortized     Currency                       Stockholders'
                                                                ----------------------------    ---------------------------      Paid-in     Preferred Stock  Translation     Accumulated      (Deficit)
                                                                   Shares          Amount          Shares         Amount         Capital        Dividends      Adjustment        Deficit         Equity
                                                                ------------    ------------    ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - December 31, 2001 .................................           --      $       --         2,374,046   $      2,374   $  9,792,722    $       --      $    871,273     (11,048,811)   $   (382,442)

Common stock issued for cash ................................           --              --         1,223,737          1,224      3,332,236            --              --              --         3,333,460

Common stock subscriptions paid in 2003 .....................           --              --           712,045            712      1,938,898            --              --              --         1,939,610

Common stock and warrants issued for services ...............           --              --           221,198            221        836,905            --              --              --           837,126

Common stock issued for conversion of convertible
debentures ..................................................           --              --         1,758,494          1,758      5,353,231            --              --              --         5,354,989

Warrants issued and in-the-money conversion feature on
convertible debentures ......................................           --              --              --             --        4,557,845            --              --              --         4,557,845

Warrants issued with notes payable ..........................           --              --              --             --          150,016            --              --              --           150,016

Warrants issued in connection with extensions on notes
payable .....................................................           --              --              --             --          203,362            --              --              --           203,362

Net loss ....................................................           --              --              --             --             --              --              --       (10,973,923)    (10,973,923)

Foreign currency translation adjustment .....................           --              --              --             --             --              --          (140,773)           --          (140,773)
                                                                ------------    ------------    ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - December 31, 2002 .................................           --              --         6,289,520          6,289     26,165,215            --           730,500     (22,022,734)      4,879,270

Common stock issued for cash -  net of commissions of $98,100           --              --           437,012            437      1,091,463            --              --              --         1,091,900

Common stock issued for settlement of accounts payable
and accrued liabilities .....................................           --              --            79,793             80        219,920            --              --              --           220,000

Options issued to advisory board and common stock issued
for services ................................................           --              --             1,035              1         97,901            --              --              --            97,902

Warrants issued with notes payable ..........................           --              --              --             --          110,170            --              --              --           110,170

Preferred stock issued for cash, net of commissions of
$473,838 (cash) and $99,168 (non-cash) ......................      2,226,680           2,226            --             --        9,110,830            --              --              --         9,113,056

Preferred stock converted to common stock ...................     (1,645,099)         (1,645)      1,776,708          1,777           (132)           --              --              --              --

Preferred stock issued in exchange for notes payable and
accrued interest of $9,426 ..................................         36,650              37            --             --          159,389            --              --              --           159,426

In-the-money conversion feature charges to be amortized .....           --              --              --             --        1,182,452      (1,182,452)           --              --              --

Amortization of in-the-money conversion feature charges .....           --              --              --             --       (1,063,842)      1,063,842            --              --              --

Net loss ....................................................           --              --              --             --             --              --              --        (5,634,844)     (5,634,844)

Foreign currency translation adjustment .....................           --              --              --             --             --              --           168,256            --           168,256
                                                                ------------    ------------    ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - December 31, 2003 .................................        618,231    $        618       8,584,068   $      8,584   $ 37,073,366    $   (118,610)   $    898,756    $(27,657,578)   $ 10,205,136
                                                                ============    ============    ============   ============   ============    ============    ============    ============    ============

                  See notes to consolidated financial statements.

                             TETON PETROLEUM COMPANY

                      Consolidated Statements of Cash Flows

                                                              For the Years Ended
                                                                 December 31,
                                                         --------------------
                                                              2003          2002
                                                         -----------------------
Cash flows from operating activities
  Net loss ............................................   $ (5,634,844)   $(10,973,923)
                                                          ------------    ------------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Depreciation, depletion, and amortization ..........      1,582,513         451,930
   Stock based compensation for variable plan warrants            --              --
   Stock and stock options issued for services and
     interest .........................................        107,128            --
   Warrants issued for notes payable extensions .......        110,170          46,582
   Stock and warrants issued for services .............           --           837,126
   Debentures issued for services .....................           --           267,500
   Amortization of debenture and note payable discounts           --         5,331,412
   Changes in assets and liabilities
     Accounts receivable ..............................        462,000      (1,048,608)
     Prepaid expenses and other assets ................         (4,247)        (57,446)
     Inventory ........................................         54,177        (313,489)
     Accounts payable and accrued liabilities .........        311,901         290,131
                                                          ------------    ------------
                                                             2,623,642       5,805,138
                                                          ------------    ------------
      Net cash used in operating activities ...........     (3,011,202)     (5,168,785)
                                                          ------------    ------------

Cash flows from investing activities
  Oil and gas properties and equipment expenditures ...     (5,392,450)     (3,222,349)
   Construction in progress ...........................     (1,700,696)           --
                                                          ------------    ------------
      Net cash used in investing activities ...........     (7,093,146)     (3,222,349)
                                                          ------------    ------------

Cash flows from financing activities
  Net proceeds from  advances  under notes payable owed
   to affiliates ......................................      4,470,984       2,178,525
  Proceeds from stock subscription ....................      1,939,610            --
  Proceeds from issuance of stock, net of $473,838
   commissions ........................................     10,251,924            --
  Proceeds from issuance of convertible debentures ....           --         4,143,643
  Proceeds from notes payable .........................        628,750         300,000
  Payments on notes payable ...........................       (478,750)       (894,210)
  Issuance of common stock ............................           --         3,333,460
                                                          ------------    ------------
      Net cash provided by financing activities .......     16,812,518       9,061,418
                                                          ------------    ------------

Effect of exchange rates ..............................        168,256        (140,773)
                                                          ------------    ------------

Net increase in cash ..................................      6,876,426         529,511

Cash - beginning of year ..............................        712,013         182,502
                                                          ------------    ------------

Cash - end of year ....................................   $  7,588,439    $    712,013
                                                          ============    ============

                  See notes to consolidated financial statements.

Supplemental disclosure of cash flow information

Cash paid for:                      Interest
                                  ----------

      2003                        $     18,202
      2002                        $    120,008

Supplemental disclosure of non-cash activity:

     During the year ended  December  31,  2003,  the Company had the  following transactions:

          128,700  warrants  issued  with  debt  and  valued  at  $110,170  were initially recorded as a discount on the note payable.  At December 31,
          2003,  the full amount of the discount had been amortized as financing costs.

          79,793  shares of common stock were issued for  settlement of accounts payable and accrued liabilities valued at $220,000.

          The Company  issued  30,000  non-qualified  options to advisory  board members valued at $94,702.

          The Company issued 1,035 shares of common stock for services valued at
          $3,201.

          The  Company  has  accrued a  liability  for  $46,968  related  to the obligation  to issue  57,420  warrants  to a  consultant  for  capital raising services.

          12,000 preferred shares were issued to consultants for services valued at $52,200 related to capital raising.

          Approximately  $1,785,000  of  capital  expenditures  for  oil and gas properties were included in accounts payable at December 31, 2003.

     During 2002, the Company had the following transactions:

          In exchange  for the  extension  of  principal  payments on four notes payable,  the Company  modified  expiration  dates of certain warrants previously  held by the note holders and issued an  additional  10,416 such  warrants.  The fair value of the  modification  of the  warrants totaled $46,582 and has been recorded as financing costs.

          A note payable of $250,000 was converted into a convertible  debenture with 83,333  warrants  also being  issued  under the same terms of the
          Company's private placement offering of convertible debentures.

          1,647,881  warrants were issued with convertible  debentures valued at
          $811,559 were initially  recorded as a discount on the debentures.  At
          December 31, 2002,  the full amount of the discount had been amortized as financing costs.

          In-the-money   conversion  features  on  convertible  debt  valued  at
          $3,746,285 were recognized as financing costs.

          The Company issued 143,678  warrants in connection  with related party notes  payable of $450,000  and $50,000.  The warrants  were valued at
          $156,781 and recorded as financing costs.

          $267,500 of  convertible  debentures  with 89,167  warrants  valued at
          $14,250  for a total  amount of $281,750  were  issued for  consulting services.

          41,667  warrants  issued with a note payable  valued at $150,016  were initially recorded as a discount on the note payable.  At December 31,
          2002 the full  discount had been  amortized  and recorded as financing costs.

          $4,661,143  of  debentures  and  accrued  interest  of  $227,075  were converted into 1,758,494 shares of stock with $466,771 being paid as a premium at conversion and recorded as financing costs.

          221,198 shares of stock were issued to consultants for services valued at $607,790.

          133,333  warrants were issued to  consultants  for services  valued at
          $215,086.

          Approximately  $1,142,000  of  capital  expenditures  for  oil and gas properties were included in accounts payable at December 31, 2002.

          During the fourth quarter of 2002, the Company received  $1,939,610 of stock  subscriptions  receivable for 712,045 shares of stock. The cash for these subscriptions was paid during the first quarter of 2003.

                            TETON PETROLEUM COMPANY

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Teton  Petroleum  Company  (the  Company)  is an oil  and  gas  exploration  and production  company  whose current  focus is the Russian  Federation.  Since the
Company's  operations are exclusively in the Russian Federation it is subject to certain  risks  not  typically  associated  with  companies  in  North  America, including,  but not limited to,  fluctuations in currency  exchange  rates,  the imposition of exchange  control  regulations,  the possibility of  expropriation decree,  undeveloped  business  practices  and  laws,  and less  liquid  capital markets.

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
---------------------------

The accompanying consolidated financial statements include the accounts of Teton
Petroleum  Company  and its wholly  owned  subsidiary,  Goltech  Petroleum,  LLC
("Goltech").  All intercompany accounts and transactions have been eliminated in consolidation.

During 2002,  the Company  owned a 50%  interest in Goltech,  which had a 70.59%
interest in ZAO Goloil. Accordingly ZAO Goloil was consolidated into Goltech and the Company  reflected  it's 50% share of Goltech.  As of December 31, 2002, the other 50% member of Goltech  relinquished  their ownership  interest in exchange for a 35.295% direct  ownership  interest in ZAO Goloil.  The audited  financial statements  as of December 31, 2003 and 2002, as is customary in the oil and gas industry,  reflect a pro-rata  consolidation  of the  Company's  interest in ZAO
Goloil  (a  Russian  Company)  through  its  wholly  owned  subsidiary  Goltech.
Management believes this to be the most meaningful presentation as the Company's only significant asset is its investment in Goltech Petroleum,  LLC. The Company is  required  to provide  50% of the  capital  expenditure  requirements  and is entitled to a 50% operating  interest until  repayment of its investment  occurs
("Payout").  Under the pro-rata  consolidation  method the Company  includes its pro-rata  share of the  assets  (50%),  liabilities  (50%),  revenues  (50%) and expenses (50%) of the accounts of Goloil until repayment (payout) of our current and any future loans to Goloil occurs. The intercompany  balances of Goltech and
Teton do not fully eliminate under the pro-rata  consolidation  method,  and the remaining receivable on Teton's accounts has been included as a component of oil and gas  properties,  as this balance will only be repaid  through net cash flow generated from oil and gas properties.

In September OAO NK RussNeft acquired the shares held by Mediterranean  Overseas
Trust and  InvestPetrol in Goloil and assumed  responsibility  for operating the
License.  During the transition,  the Company  subsequently learned in November,
Goloil sold  substantially  less than its export quota into export markets where prices  are  substantially  higher,  instead  selling  the  production  into the domestic market.

Commencing  October 1, Russneft began selling  Goloil's  production to a related party for a fixed price of 2400 rubles per barrel  (roughly $11 per  barrel),  a price  substantially  below the blended  market price Goloil  formerly  received selling its production into the export,  near abroad and domestic markets.  As a consequence, the Company estimates its revenues after taxes for the quarter were reduced by approximately $1.44 million. Moreover, since this pricing arrangement prevailed through the end of the fourth quarter and beyond,  the Company has had to significantly  reduce the present value of its reserves  effective January 1,
2004. In addition,  Russneft has adjusted the amount of production payment to be paid to  EnergoSoyuz-A  ("ESA") to fixed amount per month which is less than the
50% of oil produced previously agreed to, based on the current price.

Teton has strenuously objected to Russneft's actions and is continuing to engage its management in discussions over the issue,  while retaining  counsel with the intention of vigorously  pursuing it rights under  previous  agreements and as a significant  minority  shareholder  in Goloil.  While  counsel  has  advised the
Company  that its  position  has merit,  the outcome of this  dispute  cannot be predicted at the current time.

Use of Estimates
----------------

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

Cash and Cash Equivalents
--------------------------

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash equivalents. The Company continually
monitors  its  positions   with,  and  the  credit  quality  of,  the  financial
institutions  it invests with. As of the balance sheet date,  the Company had no cash equivalents.

Revenue Recognition
-------------------

The Company  recognizes  oil sales  revenue at the point in time oil  quantities have been delivered to purchasers.

Comprehensive Income
--------------------

Comprehensive  income is defined as the  change in equity  during a period  from transactions and other events from non-owner  sources.  Comprehensive  income is the  total of net  income or loss and other  comprehensive  income or loss.  The effect of foreign  currency  exchange rates currently is the Company's only item which constitutes comprehensive income or loss.

Oil and Gas Properties
----------------------

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

Unproved  oil  and  gas  properties  that  are   individually   significant  are
periodically  assessed for impairment of value,  and a loss is recognized at the time  of  impairment  by  providing  an  impairment  allowance.  Other  unproved properties  are  amortized  based  on the  Company's  experience  of  successful drilling and average  holding  period.  Currently  the Company holds no unproved properties.

Capitalized  costs  of  producing  oil and  gas  properties,  after  considering estimated  dismantlement and abandonment costs and estimated salvage values, are
depreciated  and  depleted  by  the   unit-of-production   method.   Significant
development  projects  are  excluded  from the  depletion  calculation  prior to assessment  of the existence of proven  reserves  that are ready for  commercial production.  The Company had a cogeneration plant under construction at December
31,  2003,  the  Company's  share of which  totaled  $1,700,696  which  has been excluded from properties subject to depletion until its completion.  The Company did not have any significant development projects, which have been excluded from depletion  at December  31,  2002.  Support  equipment  and other  property  and equipment are depreciated over their estimated useful lives.

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
-----------

Inventory  includes  extracted oil  physically in the pipeline prior to delivery for  sale  and oil  held by third  parties  valued  at the cost of  development.
Inventory also includes  various  supplies and spare parts and is valued at cost using the weighted average method.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 5 to 27 years.

Feasibility Study TDA Grants
----------------------------

Grants that are  received for use on oil and gas  properties  are recorded as an offset to expenditures incurred under the grants.

One such  study  was  completed  in 2001.  In the  event  that  the  project  is implemented  and a  substantial  economic  benefit is reaped,  funds  previously advanced by the TDA may be required to be reimbursed.  Goloil may be required to reimburse  the TDA in the  form of a  success  fee if  certain  events  occur by
December  31, 2004,  which  include:  taking an equity  position in the project, financing  development of the license area, or obtaining  external financing for development of the license area.

The Company has also  received a $300,000  grant from the TDA for a  feasibility study for field development and pipeline construction.  As of March 25, 2004 the
Company has completed and submitted to TDA its feasibility  study of the Eguryak license  area.  The Company has received  $255,000 as of December 31, 2003 under the  grant.  In the event  that the  project is  implemented  and a  substantial economic benefit is reaped, funds previously advanced by the TDA may be required to be  reimbursed.  The Company may be required to reimburse the TDA in the form of a success fee if certain events occur based  substantially  on the results of the study by December 31, 2005, which include:  taking an equity position in the project,  financing  development  of the  license  area  or  obtaining  external financing for development of the license area.

For the years ended  December 31, 2003 and 2002,  the Company  received $0 under
TDA grants, respectively.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates its long-lived  assets for impairment,  in accordance with the provisions  established under Statement of SFAS no. 144, "Accounting for the
Impairment  or Disposal of",  when events or changes in  circumstances  indicate that the  related  carrying  amount may not be  recoverable.  An  impairment  is considered to exist if the total estimated  future cash flows on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded  based on the discounted  estimated  future cash flows.
Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's  financial position and results of operations.

Asset Retirement Obligations
----------------------------

During 2003 the Company applied the provisions of SFAS No. 143,  "Accounting for
Asset Retirement  Obligations."  The Company recorded $126,500 as the fair value of the Company's  estimated  liability for the retirement of its Russian oil and gas assets  along with a  corresponding  increase in the  carrying  value of the related  oil and gas  properties  as of  December  31,  2003,  as the  effect of adopting  SFAS No.  143 on  January 1, 2003 was not  material.  Had the  Company adopted  SFAS No.  143 on  January  1, 2002 the net loss to common  shareholders would have been increased by $13,000.

Stock-Based Compensation
------------------------

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure."  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee compensation on reported results of operations. The Company has adopted the disclosure-only  provisions of Statement of Financial  Accounting  Standards
No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been  recognized  for stock options  issued to employees,  officers and directors under the stock option plan. Had  compensation  cost for the Company's options issued to employees, officers and directors been determined based on the fair value at the grant date for awards  consistent  with the provisions of SFAS
No. 123, as amended by SFAS No. 124, the  Company's  net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

                                                              For the Years Ended
                                                                 December 31,
                                                         ---------------------------
                                                              2003          2002
                                                         ------------   ------------

Net loss applicable to common shareholders - as reported $ (8,415,537)  $(10,973,923)
Net loss applicable to common shareholders - pro forma   $(13,389,678)  $(11,945,964)
Basic loss per common share - as reported                $      (1.23)  $      (3.53)
Basic loss per common share - pro forma                  $      (1.96)  $      (3.84)

The fair value of each warrant grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                                              For the Years Ended
                                                                 December 31,
                                                         --------------------
                                                              2003          2002
                                                         -----------------------

Approximate risk free rate                                   4.00%         4.50%
Average expected life                                      10 years       2 years
Dividend yield                                                -%            -%
Volatility                                                   100%         87.20%

Estimated fair value of total options granted             $4,974,141     $972,041

Foreign Currency Translation
----------------------------

All assets and liabilities of the Company's  subsidiary are translated into U.S.
dollars using the prevailing exchange rates as of the balance sheet date. Income and expenses are translated  using the weighted  average  exchange rates for the period.  Stockholders'  investments  are translated at the  historical  exchange rates  prevailing  at the time of such  investments.  Any gains or  losses  from
foreign   currency   translation  are  included  as  a  separate   component  of
stockholders'  equity.  The  prevailing  exchange rates at December 31, 2003 and
2002  were  approximately  1 U.S.  dollar to 29.45 and  31.78,  Russian  rubles, respectively. For the years ended 2003 and 2002, the average exchange rate for 1
U.S. dollar was 30.66 and 31.39, Russian rubles, respectively

Basic Loss Per Share
--------------------

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

The following  table reflects the effects of dilutive  securities as of December
31, 2003.

Dilutive effects of stock options                                1,578,037
Dilutive effects of warrants                                     7,389,981
Dilutive effects of convertible preferred shares                 2,381,351
                                                                ----------
Weighted average common shares outstanding including            11,349,369
the effects of dilutive securities

Fair Value of Financial Instruments
-----------------------------------

The  carrying  amounts  of  financial   instruments   including  cash,  accounts
receivable,  sundry receivables,  accounts payable,  accrued liabilities,  notes payable and convertible  debentures  approximated  fair value as of December 31,
2003 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of December 31, 2003 because  interest  rates on these  instruments  approximate market interest rates. The Company has no derivative financial instruments.

The Company is exposed to foreign currency risks to the extent that transactions and balances are denominated in currencies  other than the United States dollar.
This risk could be significant for those  transactions and balances  denominated in rubles, as the ruble has experienced significant devaluation in the past.

Reclassifications
-----------------

Certain  amounts  in  the  2002  consolidated  financial  statements  have  been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with  Characteristics  of both Liabilities and Equity." SFAS No. 150 establishes  standards for how an issuer measures certain financial  instruments with  characteristics of both liabilities and equity and requires that an issuer classify a financial  instrument  within its scope as a  liability  (or asset in some  circumstances).  SFAS No.  150 was  effective  for  financial  instruments entered into or modified  after May 31, 2003 and  otherwise  was  effective  and adopted by the Company on July 1, 2003. As the Company has no such  instruments, the  adoption  of  this  statement  did  not  have an  impact  on the  Company's consolidated  financial  statements.  During  December  2003,  the  FASB  issued
Interpretation  No. 46R,  "Consolidation  of Variable  Interest  Entities" ("FIN
46"),  which requires the  consolidation of certain entities that are determined to be variable interest entities ("VIE's").  An entity is considered to be a VIE when either (i) the entity  lacks  sufficient  equity to carry on its  principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's  activities  or (iii) the entity's  equity  neither  absorbs  losses or benefits  from gains.  Teton  Petroleum  owns no interests in variable  interest entities,  and therefore this new  interpretation  will not affect the Company's consolidated financial statements.

Note 2 - Investments in Goltech Petroleum, LLC
----------------------------------------------

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

The  other  membership  holder  (the  "affiliate")  to  Goltech  Petroleum,  LLC
(Goltech) had invested  approximately $ 7,000,000 under the oilfield development agreement outside of Goltech and Goloil as of December 31, 2003. These costs are reflected in the accounts of another entity  controlled by the affiliate and are not  reflected  anywhere  in the  financial  statements  of the  Company.  These expenditures  were used to drill and complete four additional wells and complete a pipeline on the Company's  license area that provides the ability to transport oil directly  through this  pipeline  year-round  to other larger  pipelines for ultimate  sale.  The  Company has  compensated  the  affiliate  in the form of a production  payment of approximately  2,262,343  barrels of oil through December
31, 2003.  The Company also has the obligation to compensate the affiliate for a minimum of 4,088,000 barrels of oil (1,825,657 barrels remaining at December 31,
2003)  over  a  seven-year   period  for  its  investments  under  the  oilfield
development  agreement.  See Note 10 for a discussion of the changes made to the production  payment being  proposed by OAO NK RussNeft,  a newly formed  Russian independent oil producer ("Russneft").

Additionally,  the  affiliate  has net direct  loans to Goloil of  approximately
$14,839,000,  which  have  been  used  to help  fund  capital  expenditures  for completion of a processing facility and to help fund other related expenses. The
Company has reflected a 50% of these loans in its financial statements under the pro-rata consolidation method (Note 6).

Note 3 - Property and Equipment
-------------------------------

Property and equipment consist of the following at December 31, 2003:

Building                                                 $     123,942
Vehicles                                                       178,598
Computers and equipment                                         30,053
Other equipment                                                175,707
Furniture and fixtures                                          27,689
                                                         -------------
                                                               535,989
Less: Accumulated depreciation                                (85,148)
                                                         -------------
                                                         $     450,841
                                                         =============

Note 4 - Oil and Gas Properties
-------------------------------

Goloil License
--------------

The Company  holds an interest in the license for the Eguryak  license  area for exploration  and  production  of oil and gas  through its  investment  in Goloil
(which is held through its 100% owned subsidiary,  Goltech). This license grants
Goloil the  exclusive  right to explore and develop an area in Siberia  covering
186.8 square  kilometers and includes the Eguriakhskoe,  South  Eguriakhskoe and
Golevoye oil fields situated in the  Nizhnevartovsk  Region. The license expires on May 21, 2022,  subject to  additional  extensions  as approved by  applicable bodies of the  Russian  Federation.  The  license  may also be  canceled  by the
Company with a 90-day written notice.

The  license  requires  Goloil to drill a minimum of five wells over four years, conduct an additional  seismic  survey  aggregating  30 square  kilometers,  and evaluate geological data from the 186.8 square kilometers of the license. Goloil was also  required to conduct  production  tests on six wells  between  1997 and
2000. In addition to performing its duties under the license, Goloil must comply with Russian  environmental and archeological laws.  Currently,  the Company has fulfilled its requirements under the license. Management is continuing to pursue completion of future required  performance criteria and believes that there will be no adverse  effects on the  Company's  license for failure to comply with any past license requirements.

The license requires Goloil to pay all taxes including mining tax,  property tax and certain  ecological taxes. All geological  information  obtained at Goloil's expense is the property of Goloil, while all geological  information obtained at the  expense  of the  Russian  government  may be  used by  Goloil.  Oil and gas produced from the licensed property, subject to certain royalty payments, is the property of Goloil.

During  2003,  Goloil  began  the  construction  of  a  gas-powered   electrical
generating plant which will be operational in the first quarter of 2004.

See note 10 for a discussion of a dispute with Russneft, the operator of Goloil.

Note 5 - Notes Payable
----------------------

During 2003:

The Company received  proceeds of $628,750 from the issuance of promissory notes to three shareholders.  In connection with these notes,  128,700 warrants valued at $110,170 were issued.  At December 31, 2003,  the full amount of the discount had been amortized and recorded as a non-cash  financing charge. The Company has recorded  the value of these  warrants  using the  Black-Scholes  option-pricing model using the following  assumptions:  volatility of 73%, a risk-free  rate of
3.5%, zero dividend payments, and a life of one year.

The Company paid $478,750 of the  promissory  notes issued during the year.  The remaining  $150,000  along with  accrued  interest of $9,426 was  exchanged  for
Teton's 8% convertible preferred shares.

During 2002:

The scheduled  March 1, 2002  principal  payments on two notes payable  totaling
$250,000 to  stockholders  were extended to April 15, 2002. In exchange for this extension,  the holders were issued  10,417  stock  purchase  warrants,  with an exercise  price of $6.00 that expired  February  2004,  which had been valued at
$14,469  using the Black  Scholes  option  pricing  model  with  assumptions  of volatility  of  100%,  risk  free  rate of 5.5%  and no  dividend  yield.  These extensions were recorded in the first quarter of 2002 as financing costs.  These notes were fully paid off in 2002.

The Company  issued  143,678  warrants in  connection  with related  party notes payable of $450,000  and  $50,000.  The  warrants  were  valued at $156,781  and recorded as financing costs. Additionally, in the first quarter of 2002, the due dates of the two notes payable totaling $500,000 were extended by the holders to
April 15, 2002. As consideration for this extension the Company agreed to modify the expiration  dates of certain  warrants  previously  held by the note holders from October 31, 2002 to January 31, 2003.  These  extensions  were valued based upon the  incremental  fair value of the  warrants on the date of  modification, which totaled approximately  $32,000. The values were calculated using the Black
Scholes  option-pricing  model under the  assumptions  described in the previous paragraph,  and were  recorded  in the first  quarter of 2002,  the  quarter the modifications occurred.

During 2002, the Company paid $200,000 of a $450,000 note payable outstanding at
December 31, 2001.  The  remaining  $250,000 was  converted  into a  convertible debenture  with  83,333  warrants  also  being  issued  in  connection  with the
Company's private placement offering of convertible debentures.

The  Company  also paid off a $50,000  note  payable  to a  stockholder  and the
$94,210  note  payable to an officer  during  2002,  which were  outstanding  at
December 31, 2001.

During 2002, the Company received  proceeds of $300,000 on a note payable from a stockholder.  In connection  with the note,  41,667  warrants valued at $150,016 were issued and recorded as financing charges. The Company paid off this note in
November  2002.  The Company has recorded the value of these  warrants using the
Black Scholes option-pricing model using the following  assumptions:  volatility of 138%,  a risk-free  rate of 4.5%,  zero  dividend  payments,  and a life of 2 years.

Total  expense  recorded   associated  with  the  above  warrant  issuances  and
modifications  totaled $353,  379 and have been  recorded as non-cash  financing charges during the year ended December 31, 2002.

Note 6 - Proportionate Share of Liabilities
-------------------------------------------

The  proportionate   share  of  accounts  payable  and  accrued  liabilities  of
$2,590,901  at  December  31,  2003 are  obligations  of  Goloil  and not  Teton
Petroleum nor have they been guaranteed by Teton Petroleum.

The following  notes  reflect the Company's 50% pro-rata  share of notes payable advances  made by and owed to Goloil owed to an  affiliate.  These  advances are obligations of Goloil at December 31, 2003 and not Teton Petroleum nor have they been guaranteed by Teton Petroleum.

Pro-rata  share of Goloil  notes  payable  owed to an  affiliate.  The proceeds  were used to pay  certain  operating  expenses  and  capital expenditures  of Goloil.  These notes  provide for  interest  rates of
8%, with interest  payable either  quarterly or on maturity , maturing through December 2004.  These notes are secured by  substantially  all
Goloil  assets.  The notes  payable will be repaid from cash flow from
ZAO Goloil as available, or extended to future periods.                $7,419,409
                                                                       ---------

  Less: current portion                                               $(7,419,409)
                                                                       -------------

Note 7 - Stockholders' Equity
-----------------------------

Changes in Stockholders' Equity during 2003
-------------------------------------------

     On March 19, 2003, the stockholders authorized an increase in the Company's common shares from  100,000,000  to 250,000,000  and authorized  25,000,000 shares of preferred stock for future issuance.

   Private Placements of Common Stock
   ----------------------------------

     During the year ended December 31, 2003 the Company  received the following proceeds from the issuance of privately placed common stock:

o    $1,091,900 (net of costs of $98,100) from the issuance of 437,012 shares of common stock.  In connection with the private  placement,  the Company also issued a warrant for each $3.00 stock investment.  The warrants have a term of two years and an exercise price of $6.00,

o    $1,939,610  during the year ended  December 31, 2003 related to outstanding stock subscriptions receivable at December 31, 2002,

o    80,828 common  shares valued at $317,902 were issued for (i)  settlement of accounts  payable and accrued  liabilities  of $220,000;  and (ii) services provided by the advisory board of $97,902.

   Private Placements of Series A Convertible Preferred Stock
   -----------------------------------------------------------

     During the year ended December 31, 2003 the Company  received the following proceeds from the issuance of privately placed preferred stock issued at an offering price of $4.35 per share.

o    Proceeds of  $9,145,450  (net of cash costs of $473,888  and net of $46,968 related to the obligation to issue  warrants for capital  raising) from the issuance of 2,266,680 shares of 8% convertible preferred stock.

o    $14,574  from the  issuance of 40,000  preferred  shares in exchange  for a
     $150,000 note payable outstanding and accrued interest of $9,426.

     We also issued 12,000  preferred shares to a consultant for capital raising services valued at $52,200.

The preferred shares carry an 8% dividend,  payable quarterly commencing January
1, 2004 and are convertible into common stock at a price of $4.35 per share. The preferred  stock is entitled to vote on all matters  presented to the  Company's common  stockholders,  with the  number of votes  being  equal to the  number of underlying  common  shares.  The  preferred  stock also  contains a  liquidation preference  of $4.35 per share plus  accrued  unpaid  dividends.  The  preferred shares can be redeemed  by the  Company  after one year for $4.35 per share upon proper notice of redemption being provided by the Company.

In connection with the preferred  share private  placement for Tranches 1 and 2, certain  placements  were entered into when the  underlying  price of the common stock to which the preferred  shares are convertible  into,  exceeded $4.35, the stated conversion rate. As a result of the underlying shares being in-the-money, the Company was required to compute a  beneficial  conversion  charge,  which is calculated  as the  difference  between  the  conversion  price of $4.35 and the closing stock price on the effective  date of each  offering,  multiplied by the total of the related common shares to be issued upon conversion of the preferred stock.  These charges are reflected as a dividend to the preferred  shareholders and are  recognized  over the period in which the preferred  stock first becomes convertible.  For the Tranche 1 shares the charge was immediately  recognized as the shares were immediately  convertible  into common.  For Tranche 2 the shares could not be converted  until a shareholder  vote on January 27, 2004 took place approving the issuance of additional  common shares.  The calculated  beneficial conversion feature on Tranche 2 was therefore  amortized from the effective date of each issuance  through  January 27, 2004.  This resulted in total  beneficial conversion charges of $ 1,182,452,  of which $1,063,842 were recorded during the fourth quarter of 2003, and $118,610 will be amortized and recorded as preferred dividends in January of 2004.

     The Company also sent each  preferred  shareholder  an inducement  offer to convert their shares of preferred into common shares.  If converted  within
     60 days of closing, the investors will be entitled to receive (i) dividends payable in common stock  equivalent  to one years worth of  dividends;  and
     (ii) 2 Class B Warrants  for each $10  invested,  exercisable  at $6.00 per share.

     In  connection  with the preferred  share private  placement for Tranche 1, shareholders  converted  1,645,099 of 8%  convertible  preferred  shares to common stock at a price of $4.35 per share.  Common  share  dividends of 8%
     for a full year were paid  totaling  $546,173 and  1,431,237  warrants were issued valued at $1,170,678,  for a total  inducement  charge of $1,716,851 recognized  as a  preferred  dividend  during the fourth  quarter for those investors  which accepted the inducement  offer.  The warrants  issued were valued using the  black-scholes  option  pricing  model using the following assumptions:  volatility of 55%, a risk-free rate of 1.875%,  zero dividend payments, and a life of two years

     In connection with the preferred  share private  placement for Tranche 2, a common share dividend of 8% for a full year was paid totaling  $157,601 and warrants were issued valued at $337,805 , for a total inducement  charge of
     $495,406  which will be  recognized  as a  preferred  dividend in the first quarter of 2004,  associated  with the  preferred  stock  inducement  offer ending  on March  27,2004.  The  warrants  issued  were  valued  using  the
     black-scholes  option  pricing  model  using  the  following   assumptions:
     volatility of 55%, a risk-free rate of 1.875%, zero dividend payments,  and a life of two years.

   Warrants to Purchase Common Shares
   ----------------------------------

     During  2003,  the Company  issued  440,140  warrants to entities for their services directly related to raising capital under private placements.  The
     Company also issued  128,700  warrants in  conjunction  with debt valued at
     $110,170.

     During 2003,  the Company  issued  1,019,883  warrants in  connection  with common stock private placement  offerings,  with an exercise price of $6.00 that expire December 30, 2004.

Changes in Stockholder Equity during 2002
-----------------------------------------

   Private Placements of Common Stock
   ----------------------------------

     During the year ended December 31, 2002 the Company  received the following proceeds from the issuance of privately placed common stock:

o    $3,333,460  from the  issuance  of  1,223,737  shares of common  stock.  In connection with the private placement offerings,  the Company also issued a warrant for each $3.00 stock  investment.  The warrants  have a term of two years and an exercise price of $6.00.

o    $605,136 from the issuance of 221,198  common shares issued for  consulting services.

o    $23,200 from the issuance of 7,407 common  shares for services  provided in
     2001. The Company accrued a liability for this amount at December 31, 2002.

      Convertible Debentures
      ----------------------

          During 2002,  the Company  received  proceeds of  $4,163,143  from the private placement of convertible debentures. The debentures had a term of three years from April 1, 2002 and provided for interest at 10% per annum payable  annually.  The debentures  provided that the holder may convert the debenture and accrued interest into shares of common stock at a $3 conversion rate.

          The  debentures  also included  warrants to purchase  common stock and have an exercise  price of $6 and a term of two years.  Each debenture holder  received one warrant for each $.25  (pre-split)  of investment made in debentures.

          On September 1, 2002, the Company redeemed all debentures  outstanding for shares of its common stock.  The debentures  were redeemed at 110%
          of their face value by issuing  one share of common  stock for each $3 of redemption  value,  which also  incorporates  any accrued  interest through  September 1, 2002.  Financing  charges were  recorded for the difference  between the cumulative 10%  contractual  interest  accrued through  September 1, 2002 and the 10% premium  paid upon  redemption, which totaled $466,771.

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

      Warrants to Purchase Common Shares
      ----------------------------------

          During 2002, the Company issued  133,333  warrants to consultants  for services  valued at  $215,086.  The  Company  also  issued  616,793 to employees and directors for services performed.

The following table presents the activity for warrants outstanding:

                                                                          Weighted
                                                                           Average
                                                                          Exercise
                                                             Shares         Price
                                                         ------------------------

Outstanding - December 31, 2001                                544,098 $        5.28
      Granted                                                4,068,682          5.52
      Forfeited/canceled                                      (25,000)          2.04
                                                         ---------------------------

Outstanding - December 31, 2002                              4,587,780          5.52
      Granted                                                3,210,249          2.49
      Forfeited/canceled                                     (408,048)          0.30
                                                         ---------------------------

Outstanding - December 31, 2003                              7,389,981 $        5.63
                                                         ===========================

The  following  table  presents  the   composition  of  warrants   outstanding  and
exercisable:

                                               Shares Outstanding
                                           --------------------------
         Range of Exercise Prices             Number        Price*        Life*
-----------------------------------------  ------------  ------------ ---------
      $2.72 - $4.80                             997,800  $       0.41          .27
      $6.00 - $12.00                          6,392,181          5.22          .93
                                           ------------  ------------ ------------

Total - December 31, 2003                     7,389,981  $       5.63         1.20
                                           ============  ============ ============

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 8 - Stock Options
----------------------

At the annual meeting on March 19, 2003, the Company's  shareholders approved an employee stock option plan and authorized  2,083,333  shares of Common Stock for issuance thereunder.  Under the plan, incentive and non-qualified options may be
granted.   During  the  second  quarter  of  2003,  the  Company  issued  30,000 non-qualified  options to outside advisory board members which has been recorded as compensation  expense during the  three-months  ended June 30, 2003 valued at
$94,701,  using  the  Black-Scholes  option-pricing  model  with  the  following assumptions: volatility of 100%, a risk-free rate of 4%, zero dividend payments, and a life of ten years. The Company also issued 1,448,037  incentive options to employees,  officers and directors valued at $4,571,026 using the  Black-Scholes option-pricing  model under the same  assumptions  described above. In the third quarter,  100,000 options valued at $308,414 were issued to a director under the
Company Plan.

As of December 31, 2003,  1,478,037 options with an exercise price of $3.48 were outstanding  as well as 100,000  options  with an exercise  price of $3.71.  The weighted  average price and contractual life of both issues were $3.26 and $3.71 and 8.59 and .61 years, respectively.

The following table presents the activity for stock options outstanding:

                                               Shares Outstanding
                                           --------------------------
         Range of Exercise Prices             Number        Price*        Life*
-----------------------------------------  ------------  ------------ ---------
      Outstanding - December 31, 2002                 -  $          -            -
      Issued                                  1,578,037          3.49         9.20
                                           ------------  ------------ ------------

     Outstanding - December 31, 2003          1,578,037  $       3.49         9.20
                                           ============  ============ ============

*Price and Life reflect the weighted  average  exercise price and weighted  average remaining contractual life, respectively.

Note 9 - Income and Other Taxes

The Company has incurred  losses since inception and, as a result of uncertainty surrounding the use of those net operating loss carry-forwards, no provision for income taxes has been recorded.

The Company has net  operating  loss  carry-forwards  for U.S.  tax  purposes of approximately  $18,500,000,  which expire between 2012 and 2023, if unused,  and have been fully reserved by a valuation allowance.

Taxes  payable are tax  liabilities  of its  Russian  subsidiary,  Goloil  (held through its wholly owned subsidiary Goltech). Tax payments made by Goloil to the
Russian  government  include profits taxes,  value-added taxes ("VAT"),  payroll taxes and property taxes.

The Company had no income tax liabilities for the years ended December 31, 2003.
ZAO Goloil has net operating loss carry-forwards,  which are available to offset future  taxable  income,  which  will  expire in 2013.  The  foreign  income tax carry-forwards  for  Russian  tax  purposes  are  limited to a maximum of 30% of taxable  income in any year.  As of December  31,  2003,  Goloil had $210,662 in deferred tax assets  ($105,331 net to Teton) and $34,906  ($17,453 net to Teton)
in deferred tax liabilities.  These amounts can be applied against future income taxes.

Note 10 - Commitments and Contingencies
---------------------------------------

Contingencies
-------------

Dispute  with Current  operator of Goloil In  September,  RussNeft  acquired the shares  held by  Mediterranean  Overseas  Trust and  InvestPetrol  in Goloil and
assumed  responsibility  for  operating  the License.  During the  transition in
November, the Company subsequently learned,  Goloil sold substantially less than its export  quota into export  markets  where prices are  substantially  higher, instead selling the production into the domestic market. .

Commencing  October 1, Russneft began selling  Goloil's  production to a related party of  RussNeft  (RussTrade)  for a fixed  price of 2,400  rubles  per barrel
(roughly $11 per barrel), a price  substantially  below the blended market price
Goloil formerly received selling its production into the export, near abroad and domestic  markets.  As a consequence,  the Company  estimates its revenues after taxes for the quarter were reduced by  approximately  $1.44  million.  Moreover, since this pricing  arrangement  prevailed through the end of the fourth quarter and beyond, the Company has had to significantly reduce the present value of its reserves  effective  January 1, 2004.  In  addition,  Russneft  has adjusted the amount of  production  payment  to be paid to  EnergoSoyuz-A  ("ESA") to a fixed amount per month which is less than the 50% of oil  produced  previously  agreed to, based on the current price.

Teton has strenuously objected to Russneft's actions and is continuing to engage its management in discussions over the issue,  while retaining  counsel with the intention of vigorously  pursuing it rights under  previous  agreements and as a significant  minority  shareholder  in Goloil.  While  counsel  has  advised the
Company  that its  position  has merit,  the outcome of this  dispute  cannot be predicted at the current time

Taxation
--------

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

The Company's  policy is to accrue  contingencies  in the  accounting  period in which a loss is deemed  probable and the amount is reasonably  determinable.  In this regard,  because of the  uncertainties  associated with the Russian tax and legal  systems,  the ultimate  taxes as well as penalties and interest,  if any, assessed may be in excess of the amounts paid to date as of December 31, 2003.

Management  believes  based upon its best estimates that the Company has paid or accrued  all taxes that are  applicable  for the current  and prior  years,  and compiled with all essential  provisions of laws and  regulations  of the Russian
Federation.

Environmental
-------------

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

Political
---------

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

Commitments
-----------

Mr. Howard Cooper, Chairman,  signed an agreement on May 1, 2002. The employment agreement is for a three-year  term,  whereby Mr. Cooper's salary is $13,333 per month. Under the terms of the agreement,  Mr. Cooper is entitled to 24 months of severance pay, payable in monthly  installments over 24 months, from the date of termination.  The Company may discontinue  the severance  payments if Mr. Cooper violates the confidentiality,  noncompetition,  or nonsolicitation provisions of his employment agreement.

Mr. Karl Arleth,  President and Chief Executive Officer,  signed an agreement on
May 1, 2003. The employment agreement is for a three-year term, with a salary of
$10,000 per month.  Under the terms of the agreement,  Mr. Arleth is entitled to
24 months  severance  pay in the event of change of  position  or control of the company.

Ms. Anya Cooper,  Secretary,  signed an agreement on May 1, 2002. The employment agreement is for a three-year  term,  whereby Ms.  Cooper's salary is $6,500 per month. Under the terms of the agreement,  Ms. Cooper is entitled to 12 months of severance pay, payable in monthly  installments  over 12 months from the date of termination.  The Company may discontinue  the severance  payments if Ms. Cooper violates the confidentiality provision of her employment agreement.

Note 11 - Supplemental Oil and Gas Disclosures
----------------------------------------------

The following is a summary of costs incurred in oil and gas producing activities:

Included below is the Company's investment and activity in oil and gas producing activities,  which  includes a  proportionate  share of ZAO Goloil's oil and gas properties, revenues, and costs.

                                                             For the Years Ended
                                                                 December 31,
                                                         --------------------
                                                              2003          2002
                                                         -----------------------

Property acquisition costs.............................   $     --     $     --

Construction in progress ..............................    1,700,696
Development costs .....................................    5,207,931    4,150,742
                                                          ----------   ----------

       Total ..........................................   $6,908,627   $4,150,742
                                                          ==========   ==========

The following  reflects the Company's  capitalized costs associated with oil and gas producing activities:

                                                             For the Years Ended
                                                                 December 31,
                                                        ----------------------------
                                                              2003          2002
                                                        ------------    ------------

Property acquisition costs ..........................   $    595,558    $    595,558
Construction in progress                                   1,700,696
Development costs ...................................     10,808,813       4,830,421
                                                        ------------    ------------
                                                          13,105,067       5,425,979
Accumulated depreciation, depletion, amortization and
 valuation allowances ...............................     (2,064,585)       (529,671)
                                                        ------------    ------------
Net capitalized costs ...............................   $ 11,040,482    $  4,896,308
                                                        ============    ============

Results of Operations from Oil and Gas Producing Activities
-----------------------------------------------------------

Results of operations from oil and gas producing  activities  (excluding general and administrative expense, and interest expense) are presented as follows:

                                                             For the Years Ended
                                                                 December 31,
                                                        ----------------------------
                                                              2003          2002
                                                        ------------    ------------

Oil and gas sales                                        $  11,437,802  $  6,923,320
Oil and gas production                                     (2,020,447)    (1,218,411)
Transportation and marketing                                 (807,266)      (611,956)
Export duties                                              (1,492,999)      (910,936)

Taxes other than income taxes                              (5,864,920)    (3,537,990)
Depletion, depreciation and amortization                   (1,534,914)      (451,930)
                                                         ------------     ------------

Results of operations from oil and gas producing
 activities                                              $   (282,744)  $    192,097
                                                         ============    ===========

Reserves (Unaudited) - Base Case
--------------------------------

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

See Note 10 to the  financial  statements  for a full  discussion of the dispute with Russneft.  As the outcome of this dispute cannot be predicted at this time, the Company has prepared two separate  proved oil reserve cases:  the "Base Case
SEC reserves and Cash Flow  Projections" and the "Alternate Case". The Base Case
assumes  that the  Company is not  successful  in it's  dispute  with  Russneft, accordingly,  the price received for oil is set at 2,400 rubles per ton ($11 per barrel) and the  production  payment is deducted  assuming 19 million rubles per month ($645,000 per month less VAT). The Alternate Case assumes that the Company is  successful  in the  dispute  and that  Russneft  and Goloil  would honor all pre-existing  agreements.  In the Base Case, future cash flows are substantially less than in the Alternate Case, however oil reserves  quantities are greater as a result  of  payout  being  delayed  and how the  production  payment  is being calculated.  Management has elected to report the lower, alternate case reserves as it's oil reserves.

                                                          For the Years Ended
                                                               December 31,
                                                       --------------------------
                                                           2003           2002
                                                       -----------    -----------

Proved reserves (bbls), beginning of period ........    13,264,000     40,174,000

Production .........................................      (632,000)      (471,000)

Extension of reservoir .............................          --        2,000,000

Revisions of previous estimates ....................    (4,370,000)   (28,439,000)
                                                       -----------    -----------

Proved reserves (bbls), end of period ..............     8,262,000     13,264,000
                                                       ===========    ===========

Proved developed reserves (bbls, beginning of period     4,567,000      5,493,000
                                                       ===========    ===========

Proved developed reserves (bbls), end of period ....     3,816,000      4,567,000
                                                       ===========    ===========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)
--------------------------------------------------------------------

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

The following  summarizes the Base Case standardized  measure and sets forth the
Company's future net cash flows relating to proved oil and gas reserves based on the  standardized  measure  prescribed  in  Statement  of  Financial  Accounting
Standards  No. 69 assuming  the Company is not  successful  in it's dispute with
Russneft.

                                                                  For the Years Ended
                                                                      December 31,
                                                                  2003            2002
                                                             -------------    -------------

Future cash inflows ......................................   $ 114,992,000    $ 230,581,000

Future production costs ..................................     (80,812,000)    (151,167,000)

Future development costs .................................     (14,595,000)     (18,556,000)

Future income tax expense ................................      (7,360,000)     (16,365,000)
                                                             -------------    -------------

Future net cash flows (undiscounted) .....................      12,225,000       44,493,000
Annual  discount  of 10% for  estimated  timing  of cash
 flows ...................................................      (6,232,000)     (19,069,000)
                                                             -------------    -------------

Standardized measure of future net discounted cash flows     $   5,993,000    $  25,424,000
                                                             =============    =============

Changes in Standardized Measure Base Case (Unaudited)
-----------------------------------------------------

The following are the principal  sources of change in the  standardized  measure of discounted future net cash flows:

                                                          For the Years Ended
                                                             December 31,
                                                     ------------------------------
                                                          2003             2002
                                                     -------------    -------------

Standardized measure, beginning of period, .......   $  25,424,000    $  40,362,000
Net changes in prices and production costs .......     (11,483,000)     189,975,000
Future development costs .........................      (3,098,000)      22,344,000
Revisions of previous quantity estimates .........     (11,806,000     (274,605,000)
Extension of reservoir ...........................            --         19,867,000
Accretion of discount ............................       2,542,000        4,036,000
Changes in income taxes, net .....................       4,414,000       23,445,000
                                                     -------------    -------------

Standardized measure, end of period, 2003 and 2002   $   5,993,000    $  25,424,000
                                                     =============    =============

Reserves (Unaudited)  - Alternate Case
--------------------------------------

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves  based on the  standardized  measure  prescribed  in
Statement of Financial Accounting Standards No. 69 and assuming that the Company is successful in resolving its dispute with Russneft, the Alternate Case.

                                                                     For the Years Ended
                                                                         December 31,
                                                             -----------------------------------
                                                                  2003                  2002
                                                             -------------         -------------

Future cash inflows ......................................   $ 175,631,000         $ 230,581,000

Future production costs ..................................    (104,257,000)         (151,167,000)

Future development costs .................................     (14,595,000)          (18,556,000)

Future income tax expense ................................     (15,567,000)          (16,365,000)
                                                             -------------         -------------
Future net cash flows (undiscounted) .....................      41,212,000            44,493,000
Annual  discount  of 10% for  estimated  timing  of cash
 flows ...................................................     (17,560,000)          (19,069,000)
                                                             -------------         -------------

Standardized measure of future net discounted cash flows     $  23,652,000         $  25,424,000
                                                             =============         =============

Changes in Standardized Measure (Unaudited)
-------------------------------------------

The following are the principal  sources of change in the  standardized  measure of discounted future net cash flows:

                                                                For the Years Ended
                                                                   December 31,
                                                          ------------------------------
                                                              2003               2002
                                                          -------------    -------------
Standardized measure, beginning of period, December 31,
 2002 and 2001 ........................................   $  25,424,000       40,362,000
Net changes in prices and production costs ............      50,949,000      189,975,000
Future development costs ..............................      (3,098,000)      22,344,000
Revisions of previous quantity estimates ..............     (52,623,000)    (274,605,000)
Extension of reservoir ................................            --         19,867,000
Accretion of discount .................................       2,542,000        4,036,000
Changes in income taxes, net ..........................         458,000       23,445,000
                                                          -------------    -------------

Standardized measure, end of period, 2003 and 2002 ....   $  23,652,000    $  25,424,000
                                                          =============    =============

Note 12 - Fourth Quarter Adjustments

The following significant adjustments were recorded by the Company during the fourth quarter of 2003:

Depletion, amortization and amortization .............   $  919,744
Exploration expenses .................................      275,416
Imputed preferred stock dividends for
 inducements and beneficial conversion charges .......    2,762,137
                                                         ----------
Total impact on loss applicable to common stockholders   $3,957,297
                                                         ==========

As described in Note 10 to these financial statements, the operations of Goloil have had some significant management changes that have affected the operating results of Goloil during the fourth quarter.  The effects of these changes cah be seen in the accompanying table reflecting the fourth quarter results of operations.

                                     Fourth Quarter
                                          2003
                                    ------------------
                                    ------------------
Sales, Barrels                                150,938
Average Daily Sales, Barrels                    1,654
Average Selling Price, $/barrel                $15.45
Revenues                                   $2,332,464

Costs of Sales and Expenses, excl.
DD&A
 Production Costs                             563,590
 Transportation & Marketing                     6,061
 Taxes other than Income taxes              1,700,920
 Export Duties                                     -
                                                   -

Results from Goloil Operations,
before DD&A                                    61,889
 Less General & Administrative
Expense, Goloil                               188,229
                                              -------
Goloil operating (loss) income
before DD&A                                 (126,340)

Depreciation, Depletion &                     919,744
                                              -------
Amortization, Goloil

Operating loss, Goloil                    (1,046,084)

General & Administrative Expense,
Teton                                       1,244,063
                                            ---------

Operating Loss, Teton                    $(2,290,147)
                                         ============

Item  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003,  an  evaluation  was  performed by our Chief  Executive
Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of our disclosure  controls and procedures.  Based on that evaluation,
Our Chief  Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were not completely  effective as of December
31, 2003.

In connection with the audit of the year ended December 31, 2003,  there were no
"reportable   events"  except  that  the  Company's  auditors  reported  to  the
Registrant's Audit Committee that the auditors' considered two matters involving internal controls and their operation to be material  weaknesses.  Specifically, in  connection  with  its  audit of the  consolidated  financial  statements  of
Registrant and its subsidiary for the year ended December 31, 2003, the auditors reported  that a material  weakness  existed  related to the lack of  formalized policies and  procedures to permit timely  recording and processing of financial information  to permit  the  timely  preparation  of  financial  statements  and recommended  implementation  of formal policies and procedures and significantly enhancing the  accounting  staff.  The  Registrant  has since  December 31, 2003 addressed  this  concern  and  has  hired a  controller  and  added a new  chief financial  officer,  and added formalized  procedures to permit timely recording and processing of financial information.  The second matter related to oversight of its Russian  subsidiary  and reporting of its  financial  results on a timely basis which impact and represents the bulk of the company's  operating  results.
The  Registrant  continues  to work with  management  and its new partner OAO NK
RussNeft in an effort to improve financial reporting in this area.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Directors,  executive  officers,  and  significant  employees  of  Teton,  their respective ages and positions with Teton are as follows:

Name                          Age        Position
----                          ---        --------

H. Howard Cooper              47         Chairman and Founder
Karl F. Arleth                55         President, CEO, Secretary and Director
Igor Effimoff                 58         Executive VP and COO
John Mahar                    50         Executive VP of Finance
James J. Woodcock             66         Director
Thomas F. Conroy              65         Director
John T. Connor, Jr.           63         Director
Patrick A. Quinn              50         Chief Financial Officer
Ilia Gurevich                 40         Controller

H. HOWARD  COOPER,  has been our chairman and founder since 1996. Mr. Cooper was our president  and CEO from 1996 until May 2003.  Mr.  Cooper  founded  American
Tyumen in  November  1996.  He served as a director  and  president  of American
Tyumen  until the  merger  with EQ.  Since the  merger,  he has held  these same positions with Teton. From 1992 to 1994 Mr. Cooper served with AIG, an insurance group. In 1994, he was a principal with Central Asian Petroleum,  an oil and gas company with its primary operations in Kazakhstan,  located in Denver, Colorado.
Mr. Cooper has a bachelor's  degree from the  University of Colorado in business and a master's degree from Columbia University, NYC in international affairs.

KARL F. ARLETH,  has been our  president and CEO since May 2003 and our director since 2002.  Mr.  Arleth is the Chief  Operating  Officer and a Board  member of
S9efton Resources, Inc. Ending in 1999, Mr. Arleth spent 21 years with Amoco and
BP-Amoco. In 1998 he chaired the Board of the Azerbaijan International Operating
Company (AIOC) for BP-Amoco in Baku, Azerbaijan. Concurrently in 1997-98, he was
also President of Amoco Caspian Sea Petroleum Ltd. in Azerbaijan and Director of
Strategic Planning for Amoco Corporations  Worldwide  Exploration and Production
Sector in Chicago.  From 1992 to 1996 Mr.  Arleth was  President of Amoco Poland
Ltd. in Warsaw, Poland.

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

JOHN T.  CONNOR,  Jr.  became a director  in 2003 and chairs the  Board's  audit committee.  He is the  Founder  and  Portfolio  Manager of the Third  Millennium
Russia  Fund,  a US based  mutual fund  specializing  in the equities of Russian public companies. A former attorney at Cravath, Swaine & Moore in New York City, he has been a partner  in  leading  law firms in New  York,  Washington  and New
Jersey.  Mr.  Connor is a member of the  Council  on Foreign  Relations  and the
American Law Institute.

JOHN MAHAR.  Since 1995,  Mr.  Mahar has been a Managing  Director of  Gladstone
Capital,  LLC,  an  oil-and-gas  financial  advisory  firm  based in New York he co-founded. Prior to forming Gladstone Capital, Mr. Mahar worked in the New York
office  of  Schroder  Capital  Management  International,   Inc.  where  he  was
responsible for the firm's domestic U.S. investment  operations.  He started his career at the Federal  Reserve  Bank of New York,  where he served as an analyst and foreign exchange  trader.  He has a B.A. from Union College ('76) and an MBA from the Simon School of Business at the University of Rochester ('78)

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

PATRICK A. QUINN, CPA, CVA. Mr. Quinn joined Teton in February, 2004 to serve as the Company's Chief Financial Officer on a part-time basis. For the past fifteen years Mr. Quinn has been the CEO of Quinn & Associates, P.C. (Q&A). Q&A provides accounting, tax and auditing services primarily to the oil and gas industry. Q&A has provided accounting and tax services to Teton since its inception. Mr. Quinn has  extensive  experience in  international  oil and gas  operations  including serving as the  Controller  of  Hamilton  Oil  Corporation,  which was the first company to produce oil in the U.K. sector of the North Sea.

All  directors  serve as directors for a term of one year or until his successor is elected and  qualified.  All officers  hold office until the first meeting of the board of directors after the annual meeting of  stockholders  next following his  election or until his  successor  is elected and  qualified.  A director or officer may also resign at any time.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has a Compensation Committee and an Audit Committee.  The
Compensation  Committee and Audit Committee  currently consists of two directors
John Connor and James J. Woodcock.  Mr Woodcock is an independent director based on Rule 4200(a)(15) of the NASD's listing standards. The Nominating Committee is made up of Mr. Woodcock and Mr. Conroy.

The  purpose  of  the   Compensation   Committee  is  to  review  the  Company's
compensation of its executives,  to make determinations  relative thereto and to submit  recommendations  to the Board of Directors with respect thereto in order
to  ensure  that  such  officers  and  directors   receive   adequate  and  fair
compensation.  The Compensation  Committee met more than once by  teleconference during the last fiscal year.

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

The Audit Committee met more than once by teleconference during 2003

For the fiscal year ended 2003,  the Board of  Directors  conducted  discussions with management and the independent  auditor regarding the acceptability and the quality of the  accounting  principles  used in the reports in  accordance  with
Statements on Accounting Standards (SAS) No. 61,. These discussions included the
clarity  of  the  disclosures  made  therein,   the  underlying   estimates  and
assumptions  used  in the  financial  reporting  and the  reasonableness  of the significant  judgments and management decisions made in developing the financial statements.  In addition,  the board of directors discussed with the independent auditor  the  matters  in  the  written  disclosures  required  by  Independence
Standards Board Standard No. 1.

For the fiscal year ended 2003,  the Board of Directors have also discussed with management and its independent  auditors issues related to the overall scope and objectives of the audits  conducted,  the internal controls used by the Company, and the selection of the Company's independent auditor. Additional meetings were held with the independent auditor, with financial management present, to discuss the specific results of audit  investigations and examinations and the auditor's judgments regarding any and all of the above issues.

Pursuant to the reviews and discussions  described above, the Board of Directors recommended  that the  audited  financial  statements  be included in the Annual
Report on Form 10-KSB for the fiscal year ended  December  31, 2003 and 2002 for filing with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted its Code of Ethics and  Business  Conduct for  Officers,
Directors  and  Employees  that applies to all of the  officers,  directors  and employees of the Company. Please see the appendices for a copy.

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

Item 10.  EXECUTIVE COMPENSATION. [to be updated by Teton]

The following table sets forth information  concerning the compensation received by Mr. Howard Cooper,  the Chairman of Teton,  and Mr. Karl Arleth who served as its president and chief executive officer during 2003:

                            Summary Compensation Table

                                        Other
                                        Annual
    Name &                             Compen-  Restricted  Options   LTIP
  Principal           Salary   Bonus   sation     Stock      SARs   Payouts  All Other
   Position    Year    ($)      ($)      ($)     awards     (#)(1)    ($)    Compensation
-------------------------------------------------------------------------------------

H. Howard      2003  160,000     0        0         0       603,289    0         0
Cooper,        2002  160,000   50,000     0         0       375,000    0         0
President      2001  210,000     0        0         0          0       0         0
Karl F.        2003    85,000    0        0         0       410,338    0         0
Arleth CEO

1.   In consideration of services rendered, Mr. Cooper received 603,289 warrants during 2003 to purchase  shares of our common stock at an exercise price of
     $3.48  which was the market  price of our  common  stock on the date of the grant.

2.   In consideration of services rendered, Mr. Arleth received 410,338 warrants during 2003 to purchase  shares of our common stock at an exercise price of
     $3.48  which was the market  price of our  common  stock on the date of the grant.

Stock Options

Options/SARs Grants During Last Fiscal Year

     The following table provides  information related to options granted to our named executive officers during the fiscal year ended December 31, 2003.

                               % of
                               Total
               Number of      Options
               Securities     Granted
              Underlying        in          Exercise
                Options       Fiscal       Price Per       Expiration
Name            Granted      2003 (1)        Share           Date
-------------- ----------   -------------  ------------   --------------

Howard Cooper   603,289        38.2%         $3.48           04/08/13
Karl F. Arleth  410,338        26%           $3.48           04/08/13
Jim Woodcock    210,148        13.3%         $3.48           04/08/13
John Connor     100,000         6.3%         $3.71           08/03/13
Igor Effimoff   89,815          5.7%         $3.48           04/08/13
John Mahar      83,333          5.3%         $3.48           04/08/13
Tom Conroy      28,658          1.8%         $3.48           04/08/13

(1)1.The exercise  price of the stock options was based on the fair market value of the stock on the day of the grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

There were no options exercised during 2003.

Employee Pension, Profit Sharing or Other Retirement Plans.

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Compensation of Directors

The Company pays it's outside Director's an annual retainer of $26,000,  payable quarterly. In addition, at the Company's sole discretion,  the Company may issue stock options or warrants to its directors.

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

Item 11. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT.  The
following  tables sets forth,  as of January 23, 2004, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers,  (c) our directors and executive officers as a group,  without  naming  them,  and (d)  persons  or  groups  known by us to own beneficially 5% or more of our common stock:

         Name and Address                        Amount and Nature of               Percent
         of Beneficial Owner                     Beneficial Ownership               of Class

         H. Howard Cooper                          1,214,667 (1)                     12.6%
         1600 Broadway, Suite 2400
         Denver, Colorado 80202-4921

         Karl Arleth                                 608,334 (3)                      7.3%
         P.O. Box 23507
         0467 Lariat Loop
         Silverthorne, CO 80498

         James J. Woodcock                           608,334 (2)                      6.7%
         2404 Commerce Drive
         Midland, TX 79702

         John Connor                                 467,108 (8)                      5.3%
         1600 Broadway, Suite 2400
         Denver, Colorado 80202-4921

         Igor Effimoff                                92,101 (4)                      1.1%
         13134 Hermitage Lane
         Houston, TX 77079

         John Mahar                                   83,334 (5)                      1.0%
         7 West 73rd St.
         New York, NY 10023

         Thomas F. Conroy                             83,334 (6)                      1.0%
         3825 S. Colorado Blvd.
         Denver, CO 80110

         Ilia Gurevich                                34,770 (7)                      0.4%
         1804 South Ironton Street
         Aurora, CO 80012

         All executive officers and
         Directors as a group (7 persons)          3,193,982                        28.19%

(1)  Includes (i) 145,857 shares of common stock, (ii) 465,521 shares underlying warrants and (iii) 603,289 shares underlying warrants  exercisable at $3.48 per share.

(2)  Includes (i) 100,963 shares of common stock, (ii) 297,223 shares underlying warrants and (iii) 210,148 shares underlying warrants  exercisable at $3.48 per share.

(3)  Includes (i) 75,772 shares of common stock,  (ii) 197,995 shares underlying warrants and (iii) 410,339 shares underlying warrants  exercisable at $3.48 per share.

(4)  Includes (i) 89,815 shares  underlying  warrants  exercisable  at $3.48 per share, (ii) 1,905 shares  underlying Series A Convertible  Preferred Stock, and (iii) 381 shares underlying Class B Common Stock Purchase Warrants.

(5)  Represents  83,334 shares of underlying  warrants  exercisable at $3.48 per share.

(6)  Includes (i) 15,972 shares of common stock,  (ii) 38,704 shares  underlying warrants and (iii) 28,658 shares underlying  warrants  exercisable at $3.48 per share.

(7)  Represents 24,456 shares of underlying warrants exercisable at $3.48 per

(8)  Includes (i) 183,554 shares of common stock owned indirectly,  (ii) 183,554 shares shares of common stock underlying warrants,  which owned indirectly, and (iii)100,000  shares of common stock underlying options  exercisable at
     $3.40 per share share.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Involving Mr. Howard Cooper and Ms. Anna Cooper.
------------------------------------------------------------

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

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND  SERVICES.

Audit and Non-Audit Fees

Aggregate fees for  professional  services  rendered for the Company by Ehrhardt
Keefe  Steiner & Hottman P.C. as of or for the two fiscal  years ended  December
31, 2003 are set forth below:

                                                    iscal       iscal
                                                      Year        Year
                                                   F  2003     F  2002
                                                   ----------- -----------

   Audit Fees                                      $  141,917  $  142,296
   Audit-Related Fees                                  51,047      33,778
   Tax Fees                                             6,500      12,805
                                                    ----------  ----------
   Total                                           $  199,464  $  188,879
                                                   =========== ===========

Audit Fees Aggregate fees for professional  services  rendered by Ehrhardt Keefe
Steiner  &  Hottmen  P.C.  in  connection  with its  audit  of our  consolidated financial  statements  for the  fiscal  years  2003 and  2002 and the  quarterly reviews of our financial statements included in Forms 10-QSB.

Audit-Related  Fees These were primarily  related to SB-2 and SB-2/A filings for the registration of our stock, assistance with the AMEX application process, and reviews  and  discussions  regarding  accounting  treatment  of debt and  equity transactions.

Tax Fees These were related to tax compliance and related tax services.

Ehrhardt Keefe Steiner & Hottman P.C. rendered no professional services to us in connection with the design and implementation of financial  information  systems in fiscal year 2003 or 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit
Services of Independent Auditors

     The Audit Committee  pre-approves all audit and non-audit services provided by the independent  auditors prior to the engagement of the independent auditors with  respect to such  services.  The Chairman of the Audit  Committee  has been delegated the authority by the Committee to pre-approve  interim services by the independent  auditors  other than the annual exam.  The Chairman must report all such pre-approvals to the entire Audit Committee at the next committee meeting.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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
                  2001.

10.2              Memorandum of Understanding dated November 26, 2002

21.1              List of Subsidiaries.

31.1              Certification  by  Chief  Executive  Officer  and  Chief  Financial  Officer
                  pursuant to Sarbanes -Oxley Section 302.

32.1              Certification  by  Chief  Executive  Officer  and  Chief  Financial  Officer
                  pursuant to 18 U.S. C. Section 1350

99.3              Code of Ethics and Business Conduct of Officers, Directors and
                  Employees of Teton Petroleum Company

99.4              Audit Committee Charter

Reports on Form 8-K.
-------------------

We did not file any reports on Form 8-K during our fourth quarter of 2003.

                                    SIGNATURES

In accordance  with Section 13 or 15(d) of the Securities  Exchange Act of 1934,
the  Registrant  duly  caused  this  report to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                           TETON PETROLEUM COMPANY, INC.

           Signature                        Title                    Date

/s/ H. Howard Cooper              Chairman and Founder       March 30, 2004
---------------------------------
H. Howard Cooper

/s/ Karl Arleth                   President and CEO          March 30, 2004
---------------------------------
Karl Arleth

/s/ Thomas F. Conroy              Director                   March 30, 2004
---------------------------------
Thomas F. Conroy

/s/ James J. Woodcock             Director                   March 30, 2004
---------------------------------
James J. Woodcock

/s/ John Connor                   Director                   March 30, 2004
---------------------------------
John Connor

/s/ Patrick A. Quinn               Chief Financial Officer   March 30, 2004
---------------------------------
Patrick A. Quinn

   CODE OF ETHICS AND BUSINESS CONDUCT FOR OFFICERS, DIRECTORS AND EMPLOYEES OF
                              TETON PETROLEUM COMPANY

1.    TREAT IN AN ETHICAL  MANNER  THOSE TO WHOM  TETON  PETROLEUM  COMPANY  HAS AN
      OBLIGATION

The officers,  directors and employees of Teton  Petroleum  Company (the "Company")
are committed to honesty, just management,  fairness,  providing a safe and healthy environment  free from the fear of  retribution,  and  respecting  the  dignity due everyone.  For the  communities  in  which we live  and  work we are  committed  to observe  sound  environmental  business  practices  and  to act  as  concerned  and responsible neighbors, reflecting all aspects of good citizenship.

For our  shareholders  we are  committed  to  pursuing  sound  growth and  earnings objectives and to exercising prudence in the use of our assets and resources.

For our suppliers and partners we are committed to fair  competition  and the sense of responsibility required of a good customer and teammate.

2.    PROMOTE A POSITIVE WORK ENVIRONMENT

All employees want and deserve a workplace  where they feel  respected,  satisfied, and  appreciated.  We respect cultural  diversity and will not tolerate  harassment or  discrimination  of any kind --  especially  involving  race,  color,  religion, gender, age, national origin, disability, and veteran or marital status.

Providing  an  environment  that  supports  honesty,  integrity,   respect,  trust,
responsibility,  and citizenship  permits us the opportunity to achieve  excellence in our workplace.  While everyone who works for the Company must  contribute to the creation and  maintenance  of such an  environment,  our  executives and management personnel  assume special  responsibility  for fostering a work environment that is free  from  the  fear of  retribution  and  will  bring  out the best in all of us.
Supervisors  must be careful in words and conduct to avoid  placing,  or seeming to place,  pressure on  subordinates  that could cause them to deviate from acceptable ethical behavior.

3.    PROTECT YOURSELF, YOUR FELLOW EMPLOYEES, AND THE WORLD WE LIVE IN

We are committed to providing a drug-free,  safe and healthy work environment,  and to  observing  environmentally  sound  business  practices.  We will  strive,  at a minimum,  to do no harm and where  possible,  to make the  communities  in which we work a  better  place  to  live.  Each of us is  responsible  for  compliance  with environmental, health and safety laws and regulations.

4.    KEEP ACCURATE AND COMPLETE RECORDS

We must maintain  accurate and complete Company records.  Transactions  between the
Company and outside  individuals and organizations  must be promptly and accurately entered in our books in accordance  with generally  accepted  accounting  practices and principles.  No one should rationalize or even consider  misrepresenting  facts or falsifying  records.  It will not be tolerated  and will result in  disciplinary action.

5.    OBEY THE LAW

We  will  conduct  our  business  in  accordance   with  all  applicable  laws  and
regulations.  Compliance  with  the  law  does  not  comprise  our  entire  ethical responsibility.  Rather,  it  is a  minimum,  absolutely  essential  condition  for performance of our duties. In conducting business, we shall:

      A.    STRICTLY ADHERE TO ALL ANTITRUST LAWS

      Officer,  directors  and  employees  must  strictly  adhere to all  antitrust laws.  Such laws  exist in the  United  States  and in many  other  countries where the Company may conduct  business.  These laws  prohibit  practices  in restraint  of  trade  such  as  price  fixing  and  boycotting  suppliers  or customers.  They  also  bar  pricing  intended  to  run a  competitor  out of business; disparaging,  misrepresenting,  or harassing a competitor; stealing trade secrets; bribery; and kickbacks.

      B.    STRICTLY COMPLY WITH ALL SECURITIES LAWS

      In our role as a  publicly  owned  company,  we must  always  be alert to and comply  with the  security  laws and  regulations  of the  United  States and other countries.

            I.    DO NOT ENGAGE IN SPECULATIVE OR INSIDER TRADING

            Federal  law and  Company  policy  prohibits  officers,  directors  and employees,  directly or indirectly  through  their  families or others, from  purchasing or selling  company  stock while in the  possession of material,  non-public  information  concerning  the Company.  This same prohibition  applies  to trading  in the stock of other  publicly  held companies on the basis of material,  non-public  information.  To avoid even the  appearance  of  impropriety,  Company  policy also  prohibits officers,  directors  and  employees  from trading  options on the open market in Company stock under any circumstances.

            Material,   non-public   information  is  any  information  that  could
            reasonably  be expected to affect the price of a stock.  If an officer, director or employee is  considering  buying or selling a stock because of inside  information  they  possess,  they  should  assume  that such information  is  material.  It  is  also  important  for  the  officer, director  or  employee  to keep in mind  that if any  trade  they  make becomes the subject of an  investigation  by the government,  the trade
            will  be  viewed   after-the-fact   with  the  benefit  of   hindsight.
            Consequently,   officers,   directors  and   employees   should  always
            carefully consider how their trades would look from this perspective.

            Two simple  rules can help  protect  you in this  area:  (1) Do not use non-public  information  for personal  gain. (2) Do not pass along such information to someone else who has no need to know.

            This  guidance also applies to the  securities  of other  companies for which you receive  information in the course of your  employment at The
            Company.

            II.   BE TIMELY AND ACCURATE IN ALL PUBLIC REPORTS

            As a public  company,  the  Company  must be fair and  accurate  in all
            reports   filed  with  the  United  States   Securities   and  Exchange
            Commission.  Officers,  directors  and  management  of The  Company are responsible  for  ensuring  that  all  reports  are  filed  in a timely manner  and that  they  fairly  present  the  financial  condition  and operating results of the Company.

            Securities  laws are  vigorously  enforced.  Violations  may  result in severe  penalties  including  forced sales of parts of the business and significant  fines  against the  Company.  There may also be  sanctions against  individual  employees  including  substantial fines and prison sentences.

            The principal  executive  officer and principal  financial Officer will certify to the  accuracy  of reports  filed with the SEC in  accordance with  the  Sarbanes-Oxley  Act of  2002.  Officers  and  Directors  who
            knowingly  or  willingly  make false  certifications  may be subject to criminal penalties or sanctions including fines and imprisonment.

6.    AVOID CONFLICTS OF INTEREST

Our officers,  directors and  employees  have an obligation to give their  complete loyalty to the best  interests  of the  Company.  They should avoid any action that may  involve,  or may appear to involve,  a conflict of interest  with the Company.
Officers,  directors and employees  should not have any financial or other business relationships  with suppliers,  customers or competitors that might impair, or even appear  to  impair,  the  independence  of any  judgment  they  may need to make on behalf of the Company.

HERE ARE SOME WAYS A CONFLICT OF INTEREST COULD ARISE:

o     Employment  by a  competitor,  or  potential  competitor,  regardless  of the nature of the employment, while  employed by the Company .
o     Acceptance of gifts,  payment,  or services from those seeking to do business with the Company .
o     Placement  of  business  with a  firm  owned  or  controlled  by an  officer, director or employee or his/her family.
o     Ownership  of, or  substantial  interest in, a company that is a  competitor, client or supplier.
o     Acting as a consultant to the Company, customer, client or supplier.
o     Seeking  the  services  or  advice  of an  accountant  or  attorney  who  has provided services to the Company .

Officers,  directors and  employees  are under a continuing  obligation to disclose any  situation  that  presents  the  possibility  of a  conflict  or  disparity  of interest between the officer,  director or employee and the Company.  Disclosure of any  potential  conflict  is the key to  remaining  in full  compliance  with  this policy.

7.    COMPETE ETHICALLY AND FAIRLY FOR BUSINESS OPPORTUNITIES

We must comply with the laws and  regulations  that pertain to the  acquisition  of goods  and  services.  We will  compete  fairly  and  ethically  for  all  business opportunities.  In circumstances  where there is reason to believe that the release or receipt of  non-public  information  is  unauthorized,  do not attempt to obtain and do not accept such information from any source.

If you are  involved  in  Company  transactions,  you  must  be  certain  that  all statements, communications, and representations are accurate and truthful.

8.    AVOID ILLEGAL AND QUESTIONABLE GIFTS OR FAVORS

The sale and  marketing of our products  and  services  should  always be free from even the perception  that  favorable  treatment was sought,  received,  or given in
exchange  for  the  furnishing  or  receipt  of  business   courtesies.   Officers,
directors  and  employees  of the Company  will  neither  give nor accept  business courtesies  that  constitute,  or could be  reasonably  perceived as  constituting, unfair  business  inducements or that would violate law,  regulation or policies of the  Company,  or  could  cause  embarrassment  to or  reflect  negatively  on  the
Company's reputation.

9.    MAINTAIN THE INTEGRITY OF CONSULTANTS, AGENTS, AND REPRESENTATIVES

Business  integrity is a key standard for the  selection and retention of those who represent the Company.  Agents,  representatives and consultants must certify their willingness  to comply with the Company's  policies and  procedures  and must never be retained to circumvent  our values and  principles.  Paying bribes or kickbacks, engaging in industrial  espionage,  obtaining the proprietary data of a third party without  authority,  or gaining  inside  information  or  influence  are just a few examples of what could give us an unfair  competitive  advantage  and could  result in violations of law.

10.   PROTECT PROPRIETARY INFORMATION

Proprietary  Company  information  may not be  disclosed to anyone  without  proper authorization.  Keep proprietary  documents  protected and secure. In the course of normal  business  activities,  suppliers,  customers and  competitors may sometimes divulge to you  information  that is proprietary to their  business.  Respect these confidences.

11.   OBTAIN AND USE COMPANY ASSETS WISELY

Personal  use of Company  property  must  always be in  accordance  with  corporate
policy.  Proper  use  of  Company  property,   information   resources,   material,
facilities  and  equipment is your  responsibility.  Use and maintain  these assets with the utmost  care and  respect,  guarding  against  waste and abuse,  and never borrow or remove Company property without management's permission.

12.   FOLLOW  THE  LAW  AND  USE  COMMON  SENSE  IN  POLITICAL   CONTRIBUTIONS  AND
      ACTIVITIES

The Company  encourages  its  employees to become  involved in civic affairs and to participate in the political  process.  Employees must  understand,  however,  that their  involvement and  participation  must be on an individual basis, on their own time  and at their  own  expense.  In the  United  States,  federal  law  prohibits corporations  from  donating  corporate  funds,  goods,  or  services,  directly or indirectly,  to candidates  for federal  offices -- this includes  employees'  work time.  Local and state laws also govern political  contributions  and activities as they apply to their respective jurisdictions.

13.   BOARD COMMITTEES.

The Company shall  establish an Audit  Committee  empowered to enforce this Code of
Ethics.  The Audit  Committee  will report to the Board of  Directors at least once each year  regarding the general  effectiveness  of the  Company's  Code of Ethics, the  Company's  controls  and  reporting  procedures  and  the  Company's  business conduct.

14.   DISCIPLINARY MEASURES.

The Company  shall  consistently  enforce its Code of Ethics and  Business  Conduct through  appropriate means of discipline.  Violations of the Code shall be promptly reported to the Audit  Committee.  Pursuant to procedures  adopted by it, the Audit
Committee  shall  determine  whether  violations  of the Code have occurred and, if so, shall determine the  disciplinary  measures to be taken against any employee or agent of the Company who has so violated the Code.

The  disciplinary  measures,  which may be invoked at the  discretion  of the Audit
Committee,   include,  but  are  not  limited  to,  counseling,   oral  or  written
reprimands,  warnings,  probation or suspension without pay, demotions,  reductions in salary, termination of employment and restitution.

Persons  subject  to  disciplinary  measures  shall  include,  in  addition  to the violator,  others  involved in the  wrongdoing  such as (i) persons who fail to use reasonable  care to detect a  violation,  (ii)  persons who if requested to divulge
information  withhold  material  information  regarding  a  violation,   and  (iii)
supervisors  who approve or condone the violations or attempt to retaliate  against employees or agents for reporting violations or violators.