Form 10KSB/A
period 2003-12-31
TETON PETROLEUM CO
filed 2004-04-21
CIK 1131072

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

The  aggregate  market value of the common stock held by  non-affiliates  of the
issuer,   8,579,894   shares  of  common  stock,  as  of  March  25,  2004,  was approximately  $33,804,782,  based on the closing bid of $3.94 for the  issuer's common stock as reported on the American Stock Exchange.  Shares of common stock held by each  director,  each officer  named in Item 9, and each person who owns
10% or more of the  outstanding  common  stock  have  been  excluded  from  this
calculation  in  that  such  persons  may  be  deemed  to  be  affiliates.   The
determination of affiliate status is not necessarily conclusive.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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
o     our accumulated deficit
o     other factors discussed elsewhere in this document
o     uncertainty  regarding  certain  disputed  matters  with our Russian  partner
      RussNeft

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

During 2003,  Teton's  Goloil  affiliate  drilled seven new wells,  bringing the total  number of wells that are capable of producing  to 21 and  completing  its drilling program for the year. Of the 21 wells, one is awaiting completion,  and four are off-line pending upgrades to the gathering system. Consequently,  as of the end of  December,  there  were 16  producing  wells.  During  the  month  of
December,  the Goloil  license  produced an average of 7,164  barrels of oil per day, of which 1,791 was net to Teton.  Goloil management expects to complete the above-mentioned gathering system upgrade during the first half of 2004, at which time it also expects to commence the operation of its co-generation plant, which has been delayed by permitting issues.

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

Goloil  holds the  license to produce  oil and gas in Western  Siberia.  MOT and
Teton (via Goltech) are  obligated to each fund 50% of the Capital  Expenditures of Goloil under their Memorandum of Understanding. InvestPetrol is currently not funding any of this development.  Based on the current structuring of Goloil and the  development  agreements  with Teton and MOT, and until  Goltech and McGrady each has been repaid its  investments  in Goloil,  each receives a proportion of the production  and revenues from Goloil (after the  production  payment to MOT)
equal to the  proportion of its  investment to the total  investments in Goloil.
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
The production  payment is equal to 50% of the crude oil produced by the new and existing  Goloil wells.  The  production  payment period will be extended if the production  payment falls below an average of 80,000 tons -(583,200  barrels) of oil per year or if the  market  price of Ural Oil Blend  falls  below a weighted average of $17 per barrel,  for oil sold outside of Russia,  over the seven year period.

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

In late 2002,  MOT elected to withdraw  from  Goltech in exchange for its 50% of the  shares  in  Goloil  held by  Goltech.  This has been  accomplished  under a
Memorandum  of  Understanding  and  withdrawal  agreement.   As  part  of  these
agreements, the production payment agreement was clarified to state a fixed term of 7 years from  inception  (July 1, 2000) and that all oil  received  under the agreement would be sold as Russian  domestic oil, thus allowing about 90% of the remainder to be sold in the export markets currently.

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

Teton's  share of the oil  production is sold in Poland,  Germany,  Byelorussia,
Ukraine and Russia.  Sales in Poland,  Germany,  Ukraine and  Byelorussia are in
United States dollars. Oil sold in Russia is in rubles. Pursuant to the terms of the Goloil license and pipeline quotas issued by Transneft, the government owned pipeline monopoly, up to a maximum of 35% of Goloil's oil production may be sold outside of the  Commonwealth  of Independent  States (CIS) and an additional 10%
can be sold to other CIS states.  Currently,  MOT is required to sell the oil it receives as a production  payment into the Russian domestic market.  Thus, until the production  payment is paid in full, we are able to sell 90% of our share of the production outside of Russia. Currently there are no long-term contracts for the sale of our oil. We currently are not dependent on any principal customer.

The chart  below sets forth  certain  production  data for the last four  fiscal years.  Additional  oil  and  gas  disclosure  can be  found  in  Note 12 of the
Financial Statements.

                                  PRODUCTION DATA

Year Ended December 31                            2003             2002           2001           2000
                                                 ---------        -------        ------          -----

Total Gross Oil Production, barrels             2,528,260      1,884,933        425,459        178,331
                                                 =========        =======        ======          =====

Total Gross Gas Production, MCF                         -              -             -              -
                                                 =========        =======        ======          =====

Net Oil Production, barrel(1)                     632,065        471,233         94,879        142,664
                                                 =========        =======        ======          =====

Net Gas Production, MCF                                                -             -              -
                                                 =========        =======        ======          =====

Average Oil Sales Price, $/Bbl (2)                 $18.11         $15.38         $16.43         $11.00
                                                 =========        =======        ======          =====

Average Gas Sales Price, S/MCF                          -              -             -              -
                                                 =========        =======        ======          =====

Average Production Cost per Barrel (3)           $10.75(4)       $9.96(4)        $11.22         $10.00
                                                 =========        =======        ======          =====

Gross Productive Wells Oil                         21.0           13.0              7.0            3.0
                                                 =========        =======        ======          =====

Gas                                                     -              -             -              -
                                                 =========        =======        ======          =====

Net Productive Wells
Oil                                                  10.5            6.5            3.5            1.5
                                                 =========        =======        ======          =====

Gas                                                     -              -              -              -
                                                 =========        =======        ======          =====

Total                                                 10.5            6.5           3.5            1.5
                                                 =========        =======        ======          =====

(1)   Net production and net well count is based on Teton's effective net interest as of the end of each year. Prior to August 2000 and after
      November, 2002, Teton owned 100% of the interests in Goltech.
(2)   Average oil sales price  is a combination of domestic (Russian) and export price.
(3)   Excludes production payment to MOT.
(4)   If the cost of the production payment, which requires Teton to cover all lifting and G&A costs, is included, the cost per barrel net to Teton would be $15.51 per barrel in 2002 and $17.45 per barrel in of 2003. See also
      "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations."

The  following  chart  sets  forth  the  number  of  productive  wells  and  dry exploratory  and  productive  wells drilled and  completed  during the last four fiscal years in the Goloil license area:

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

Employees.

Teton currently has eight full time and two part time employees. We also utilize the  services of  independent  contractors  on an  as-needed  basis.  Teton also employees three people in its Moscow  representative  office.  Goloil  currently employs  approximately 100 employees in Western Siberia and Moscow.  Goloil also uses independent contractors on as needed basis.

Item 2.  DESCRIPTION OF PROPERTY.

Glossary of Oil and Gas Terms.

     Barrel: Equal to 42 U.S. gallons.

     Basin: A depressed  sediment-filled area, roughly circular or elliptical in shape, sometimes very elongated.  Regarded as a good area to explore for oil and gas.

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

As of January 1,  2004,  our proved  reserves  are  estimated  at 8.262  million barrels, net to Teton, after deducting quantities required to be delivered under the production payment as summarized below:

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

The price of oil used for this  analysis  was 2400 rubles per ton (about $11 per bbl), net of transportation,  marketing and export duties, as Goloil realized as of year-end 2003. As discussed in the Business  section of this filing,  McGrady and its  affiliates  were sold in September  2003 to OAO NK RussNeft,  a Russian independent oil producer.  Commencing October 1, RussNeft began selling Goloil's production to a related party for a fixed price of 2,400 rubles per ton (roughly
$11 per barrel),  a price  substantially  below the blended  market price Goloil formerly  received  selling  its  production  into the  export,  near abroad and domestic markets.  Since this pricing  arrangement  prevailed through the end of the fourth  quarter of 2003 and beyond,  the Company has used the price of 2,400
Rubles per ton in its reserve report with the effect of  significantly  reducing the present value of its reserves effective January 1, 2004.

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

Reserves and Production, in barrels, Net to Teton

                                                             For the Years Ended
                                                                December 31,
                                                         =========================
                                                            2003           2002
                                                         ==========     ==========

Proved reserves (bbls), beginning of period .........    13,264,000     40,174,000
                                                         ==========     ==========
 Production .........................................      (632,000)      (471,000)
                                                         ==========     ==========
 Extension of reservoir .............................            --      2,000,000
                                                         ==========     ==========
 Revisions of previous estimates ....................    (4,370,000)   (28,439,000)
                                                         ==========     ==========
Proved reserves (bbls), end of period ...............     8,262,000     13,264,000
                                                         ==========     ==========
Proved Developed reserves (bbls), beginning of period     4,567,000      5,493,000
                                                         ==========     ==========
Proved Developed reserves (bbls), end of period .....     3,816,000      4,567,000
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

Recent Issuances of Unregistered Securities

During the fourth quarter for the year ended December 31, 2003, the Company sold
2,263,330 shares of 8% convertible preferred shares for a total consideration of
$9,845,486,  less  $520,856 in  commissions.  The  preferred  shares carry an 8%
dividend,  payable quarterly and are convertible into common stock at a price of
$4.35. If converted within 60 days of closing, the investors will be entitled to receive (i) dividends  payable in common stock for one year;  and (ii) 2 Class B
Warrants for each 10 invested, exercisable at $6.00 per share.

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

Commencing  October 1,  RussNeft  began selling  Goloil's  production to a third party for a fixed price of 2,400  rubles per ton  (roughly  $11 per  barrel),  a price  substantially  below the blended  market price Goloil  formerly  received selling its production into the export,  near abroad and domestic markets.  As a consequence, the Company estimates its revenues after taxes for the quarter were reduced by approximately $1.44 million. Moreover, since this pricing arrangement prevailed through the end of the fourth quarter and beyond,  the Company has had to significantly  reduce the present value of its reserves  effective January 1,
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

Teton  management  expects  a rising  trend in the  cost of  producing  property acquisitions  in Russia over the next  several  years as the export  bottlenecks preventing  Russian oil from  leaving the country  ease and as  well-capitalized
Western E&P companies are increasingly  drawn to the country's vast reserves of oil and gas. Consequently,  a key challenge facing the Company is its ability to acquire reserves on an economically attractive basis. Management believes the day is long gone when  projects with the quality of Goloil could be acquired for as little as $0.25 per proven barrel in the ground.  Today, the asking price for many Russian  producing  properties is ten times that level or $2.50 per barrel, compared to $6 - 8 per barrel currently for Texas oil and gas properties.  Teton management,  therefore,  applies rigorous economic analysis to determine if such
acquisitions   can  meet  the  Company's   economic  hurdle  rates  based  on  a
conservative  market-linked forecast of oil prices. Present indications are that such projects are  available for sale today in Russia,  but are less common than they used to be, necessitating that they be actively sought out.

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

Results of Operations

            Operating Highlights for the Twelve Months ended December 31
                     (in U.S. Dollars, unless otherwise noted)

                              Fourth
                             Quarter
                               2003            2003            2002        Change($)               Change(%)
                          ------------    ------------    ------------    ------------             --------
Sales, Barrels ........        150,938         631,626         443,268         188,358                42.5%
Average Daily Sales,
 Barrels ..............          1,654           1,730           1,214             516                42.5%
Average Selling Price,
 $/barrel .............         $15.45        $  18.11          $15.62        $   2.49                15.9%
Revenues ..............    $ 2,332,464    $ 11,437,802     $ 6,923,320      $4,514,482                65.2%

Costs of Sales and
Expenses, excl. DD&A
 Production Costs .....        563,590       2,020,447       1,218,411         802,036                65.8%
 Transportation &
  Marketing ...........          6,061         807,266         611,956         195,310                31.9%
 Taxes other than
  Income taxes ........      1,700,920       5,864,920       3,537,990       2,326,930                65.8%
Export Duties .........           --         1,492,999         910,936         582,063                63.9%
                          ------------    ------------   -------------    ------------           ---------
                             2,270,571      10,185,632       6,279,293       3,906,339                62.2%

Results from Goloil
Operations, before DD&A         61,889       1,252,170         644,027         608,143                94.4%
 Less General &
Administrative Expense,
 Goloil ...............        188,229         837,134         588,774         248,360                42.2%

Goloil operating (loss)
income before DD&A ....       (126,340)        415,036          55,253         359,783                  --

Depreciation, Depletion
 & Amortization, Goloil        919,744       1,582,513         451,930       1,130,583               250.2%
                          ------------    ------------    ------------    ------------           --------

Operating loss, Goloil      (1,046,084)     (1,167,477)       (396,677)       (770,800)                 --

General &
Administrative Expense,
 Teton ................      1,244,063       3,919,746       4,744,952        (825,206)             -17.4%
                          ------------    ------------    ------------    ------------           --------

Operating Loss, Teton .   $ (2,290,147)   $ (5,087,223)   $ (5,141,629)   $     54,406                 -
                          ============    ============    ============    ============           ========

Costs and Expenses Per Barrel during the Twelve Months ended December 31
                           (in U.S. Dollars)

                              Fourth
                              Quarter                              Change
Controllable Costs             2003        2003        2002         ($)      % Change
                         ------------------------------------------------------------
                         ------------------------------------------------------------
 Production Costs              $3.73      $ 3.20      $ 2.75       $0.45       16.4%
 G&A - Goloil                   1.25        1.33        1.33       (0.00)      -0.%
 G&A - Teton                    8.24        6.21       10.70       (4.49)     -42.0%
                               13.22       10.74       14.78       (4.04)     -27.4%

Non-Controllable Costs
 Transportation &               0.04
Marketing                                   1.28        1.38       (0.10)      -7.2%
 Taxes other than              11.27
Income Taxes                                9.29        7.98        1.31       16.4%
 Export Duties                  0.00        2.36        2.06        0.30       14.6%
                              $11.31      $12.93      $11.42       $1.51       13.2%

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

Teton's  share of Goloil's  costs of sales and  expenses  (before  depreciation, depletion  and  amortization  expenses  or "DD&A")  increased  62.2%,  which was slightly less than the increase in revenues. As seen from the table above, taxes other than income taxes and export  tariffs are both important  contributors  to these costs and expenses accounting for more than 70% of the total costs in both
2002 and 2003. Both are tied directly to revenues, and in the case of the export tariff,  to the price of oil as well.  Export tariffs would have been higher had not Goloil  effectively  stopped  exporting oil at the end of the third quarter, instead  selling  all of its  production  domestically  for a flat  fee of 2,400 rubles per ton.

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

Cash Flows and Capital Expenditures

Cash used in  operating  activities  for the year ended  December  31,  2003 was
$3,011,202  compared with cash used in operating  activities  for the year ended
December 31, 2002 of  $5,168,785,  resulting in a decrease of  $2,157,583.  Such
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

Income Taxes, Net Operating Losses and Tax Credits

Currently,  the  Company is paying a profits  tax in Russia  equal to 24% of net profits  as  defined  by  Russian  income  tax  law.  As  discussed  extensively elsewhere, including Note 10 to the financial statements, the taxation system in
Russia is evolving as the central government transforms itself from a command to a market-oriented  economy. Based on current tax law and the U.S. Russian Income
Tax  Treaty  the  profits  tax  paid to  Russia  will be a  creditable  tax when determining  the Company's U.S.  income taxes  payable,  if any. At December 31,
2003  the  Company  has  a  U.S.  net  operating   loss  tax  carry  forward  of
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
2003.

Pro Rata  Consolidation:  The Company  currently pro rata  consolidates  its 50%
interest in Goloil,  because, as of December 31, 2003,  Management believes that to be the most meaningful presentation.  If the Company is not successful in its dispute with RussNeft,  then the Company may have to reconsider  this accounting policy.  Such consideration will include determining the degree of influence the
Company exercises over its investment in Goloil.

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

Asset  Retirement  Obligation:  During  the fourth  quarter of 2003 the  Company applied the provisions of SFAS 143 "Accounting for Asset Retirement Obligations"
and recorded the estimated December 31, 2003 liability for the retirement of its
Russian oil and gas assets along with a  corresponding  increase in the carrying value of the related oil and gas  properties.  The liability was estimated based on the estimated,  discounted future cost to plug the oil and gas wells existing at December 31, 2003 plus the costs of clean up based on the  Company's  current understanding  of the standards  that will be applied at the time of retirement.
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
    31, 2003 of $2,689,305 ................................            618
   Common stock, $.001 par value, 250,000,000 shares
    authorized, 8,584,068 shares issued and outstanding
    at December 31, 2003 ..................................          8,584
   Additional paid-in capital .............................     37,073,366
      Unamortized preferred stock dividends ...............       (118,610)
   Accumulated deficit ....................................    (27,657,578)
   Foreign currency translation adjustment ................        898,756
                                                              ------------
     Total stockholders' equity ...........................     10,205,136
                                                              ------------

Total liabilities and stockholders' equity ................   $ 20,718,375
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

Commencing  October 1, RussNeft began selling  Goloil's  production to a related party for a fixed price of 2400 rubles per ton (roughly $11 per barrel), a price substantially  below the blended market price Goloil formerly  received  selling its  production  into  the  export,  near  abroad  and  domestic  markets.  As a consequence, the Company estimates its revenues after taxes for the quarter were reduced by approximately $1.44 million. Moreover, since this pricing arrangement prevailed through the end of the fourth quarter and beyond,  the Company has had to significantly  reduce the present value of its reserves  effective January 1,
2004. In addition,  RussNeft has adjusted the amount of production payment to be paid to EnergoSoyuz-A ("ESA") to a fixed amount per month which is less than the
50% of oil produced previously agreed to, based on the current price.

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

Capitalized  costs  of  producing  oil and  gas  properties,  after  considering estimated  dismantlement and abandonment costs and estimated salvage values, are
depreciated  and  depleted  by  the   unit-of-production   method.   Significant
development  projects  are  excluded  from the  depletion  calculation  prior to assessment  of the existence of proven  reserves  that are ready for  commercial production.  The Company had a cogeneration plant under construction at December
31,  2003,  the  Company's  share of which  totaled  $1,700,696  which  has been excluded from properties subject to depletion until its completion.  The Company did not have any significant development projects, which have been excluded from depletion  at December  31,  2003.  Support  equipment  and other  property  and equipment are depreciated over their estimated useful lives.

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

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 3 to 27 years.

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

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates its long-lived  assets for impairment,  in accordance with the provisions  established under Statement of SFAS no. 144, "Accounting for the
Impairment  or  Disposal  of  Long-Lived  Assets",  when  events or  changes  in circumstances  indicate that the related carrying amount may not be recoverable.
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
dollars using the prevailing exchange rates as of the balance sheet date. Income and expenses are translated  using the weighted  average  exchange rates for the period.  Stockholders'  investments  are translated at the  historical  exchange rates  prevailing  at the time of such  investments.  Any gains or  losses  from
foreign   currency   translation  are  included  as  a  separate   component  of
stockholders'  equity.  The  prevailing  exchange rates at December 31, 2003 and
2002  were  approximately  1 U.S.  dollar to 29.45 and  31.78,  Russian  rubles, respectively. For the years ended 2003 and 2002, the average exchange rate for 1
U.S. dollar was 30.66 and 31.39, Russian rubles, respectively.

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

The  other  membership  holder  (the  "affiliate")  to  Goltech  Petroleum,  LLC
(Goltech) had invested  approximately  $7,000,000 under the oilfield development agreement outside of Goltech and Goloil as of December 31, 2003. These costs are reflected in the accounts of another entity  controlled by the affiliate and are not  reflected  anywhere  in the  financial  statements  of the  Company.  These expenditures  were used to drill and complete four additional wells and complete a pipeline on the Company's  license area that provides the ability to transport oil directly  through this  pipeline  year-round  to other larger  pipelines for ultimate  sale.  The  Company has  compensated  the  affiliate  in the form of a production  payment of approximately  2,262,343  barrels of oil through December
31, 2003.  The Company also has the obligation to compensate the affiliate for a minimum of 4,088,000 barrels of oil (1,825,657 barrels remaining at December 31,
2003)  over  a  seven-year   period  for  its  investments  under  the  oilfield
development  agreement.  See Note 10 for a discussion of the changes made to the production  payment being  proposed by OAO NK RussNeft,  a newly formed  Russian independent oil producer ("RussNeft").

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

Total  expense  recorded   associated  with  the  above  warrant  issuances  and
modifications  totaled  $353,379  and have been  recorded as non-cash  financing charges during the year ended December 31, 2002.

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

Pro-rata  share of Goloil  notes  payable  owed to an  affiliate.  The proceeds  were used to pay  certain  operating  expenses  and  capital expenditures  of Goloil.  These notes  provide for  interest  rates of
8%, with  interest  payable either  quarterly or on maturity, maturing through December 2004.  These notes are secured by  substantially  all
Goloil  assets.  The notes  payable will be repaid from cash flow from
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

In connection with the preferred share private placement for Tranche 2, a common share  dividend of 8% for a full year was paid  totaling  $157,601  and warrants were issued valued at $337,805 , for a total inducement charge of $495,406 which will be  recognized  as a  preferred  dividend  in the  first  quarter  of 2004, associated with the preferred stock  inducement  offer ending on March 27, 2004.
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

Taxes  payable are tax  liabilities  of its  Russian  subsidiary,  Goloil  (held through its wholly owned subsidiary Goltech). Tax payments made by Goloil to the
Russian  government  include profits taxes,  value-added taxes ("VAT"),  unified social taxes, transport taxes and property taxes.

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
During the  fourth  quarter,  the  Company  subsequently  learned,  Goloil  sold substantially  less than its export quota into export  markets  where prices are substantially higher, instead selling the production into the domestic market.

Commencing  October 1, RussNeft began selling  Goloil's  production to a related party of RussNeft (RussTrade) for a fixed price of 2,400 rubles per ton (roughly
$11 per barrel),  a price  substantially  below the blended  market price Goloil formerly  received  selling  its  production  into the  export,  near abroad and domestic  markets.  As a consequence,  the Company  estimates its revenues after taxes for the quarter were reduced by  approximately  $1.44  million.  Moreover, since this pricing  arrangement  prevailed through the end of the fourth quarter and beyond, the Company has had to significantly reduce the present value of its reserves  effective  January 1, 2004.  In  addition,  RussNeft  has adjusted the amount of  production  payment  to be paid to  EnergoSoyuz-A  ("ESA") to a fixed amount per month which is less than the 50% of oil  produced  previously  agreed to, based on the current price.

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
                                                         ==========

As described in Note 10 to these financial statements,  the operations of Goloil have had some  significant  management  changes that have affected the operating results of Goloil during the fourth quarter. The effects of these changes can be seen  in the  accompanying  table  reflecting  the  fourth  quarter  results  of operations.

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

Name                          Age        Position
----                          ---        --------

H. Howard Cooper              47         Chairman and Founder, Director
Karl F. Arleth                55         President and CEO, Director
Igor Effimoff                 58         Chief Operating Officer
John I. Mahar                 50         Executive VP of Finance
James J. Woodcock             65         Director
Thomas F. Conroy              65         Director
John T. Connor, Jr.           63         Director
Patrick A. Quinn              50         Chief Financial Officer
Ilia Gurevich                 40         Controller

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

KARL F. ARLETH,  has been our  president and CEO since May 2003 and our director since 2002.  Mr.  Arleth was the Chief  Operating  Officer and a Board member of
Sefton Resources,  Inc. Ending in 1999, Mr. Arleth spent 21 years with Amoco and
BP-Amoco. In 1998 he chaired the Board of the Azerbaijan International Operating
Company (AIOC) for BP-Amoco in Baku, Azerbaijan. Concurrently in 1997-98, he was
also President of Amoco Caspian Sea Petroleum Ltd. in Azerbaijan and Director of
Strategic Planning for Amoco Corporations  Worldwide  Exploration and Production
Sector in Chicago.  From 1992 to 1996 Mr.  Arleth was  President of Amoco Poland
Ltd. in Warsaw, Poland.

IGOR  EFFIMOFF.  Mr.  Effimoff was most recently  President of Pennzoil  Caspian
Corporation,  managing  the  company's  interests  in the Caspian  Region.  This included the Azerbaijan  International Oil Consortium (AIOC),  formed to develop the 4.5 BBO Azeri-Chirag-Guneshli (ACG) Fields. He started his career in 1972 as a geologist  with Shell and since 1981 has worked with  several US domestic  and international oil and gas companies in a senior management capacity.

THOMAS F. CONROY,  was our chief  financial  officer from March 2002,  until May
2003  secretary  since April 2002,  and  director  since 2002.  Mr.  Conroy is a
Certified  Public  Accountant with an MBA from the University of Chicago.  Since
2002,  Mr.  Conroy has been a principal  member of  Mann-Conroy-Eisenberg  &
Assoc.  LLC, a life insurance and reinsurance  consulting  firm. Since 2001, Mr.
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

JOHN I. MAHAR.  Since 1995,  Mr.  Mahar has been a Managing  Director of  Gladstone
Capital,  LLC,  an  oil-and-gas  financial  advisory  firm  based in New York he co-founded. Prior to forming Gladstone Capital, Mr. Mahar worked in the New York
office  of  Schroder  Capital  Management  International,   Inc.  where  he  was
responsible for the firm's domestic U.S. investment  operations.  He started his career at the Federal  Reserve  Bank of New York,  where he served as an analyst and foreign exchange  trader.  He has a B.A. from Union College ('76) and an MBA from the Simon School of Business at the University of Rochester ('78).

ILIA GUREVICH.  Mr. Gurevich  attended both University of Saratov and University of  Colorado  graduating  with  Masters in Science  and  Economy of the  Machine
Construction  Industry  and a Masters of Science  in Finance  respectively.  His
US-Russia business relations date back to his work at Technoforce  Saratov where he was responsible for database of oil fields,  budgeting, and financial support for the projects.  Most recently,  Mr. Gurevich  performed security analysis for mid and large-cap publicly traded companies until he became full time Controller of Teton.

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

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has a Compensation Committee and an Audit Committee.  The
Compensation  Committee and Audit Committee  currently consists of two directors
John Connor and James J. Woodcock. Mr. Woodcock is an independent director based on Rule 4200(a)(15) of the NASD's listing standards. The Nominating Committee is made up of Mr. Woodcock and Mr. Conroy.

The  purpose  of  the   Compensation   Committee  is  to  review  the  Company's
compensation of its executives,  to make determinations  relative thereto and to submit  recommendations  to the Board of Directors with respect thereto in order
to  ensure  that  such  officers  and  directors   receive   adequate  and  fair
compensation.  The  Compensation  Committee  met three  times by  teleconference during the last fiscal year.

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

The Audit Committee met more than once by teleconference during 2003

For the fiscal year ended 2003,  the Board of  Directors  conducted  discussions with management and the independent  auditor regarding the acceptability and the quality of the  accounting  principles  used in the reports in  accordance  with
Statements on Accounting  Standards (SAS) No. 61. These discussions included the
clarity  of  the  disclosures  made  therein,   the  underlying   estimates  and
assumptions  used  in the  financial  reporting  and the  reasonableness  of the significant  judgments and management decisions made in developing the financial statements.  In addition,  the Board of Directors discussed with the independent auditor  the  matters  in  the  written  disclosures  required  by  Independence
Standards Board Standard No. 1.

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

Compliance with Section 16(b) of the Exchange Act

Based solely on our review of Forms 3, 4, and 5, and  amendments  thereto  which have been  furnished to us, we believe  that during the year ended  December 31,
2003 all of our officers,  directors,  and beneficial owners of more than 10% of any class of equity securities,  timely filed, reports required by Section 16(a)
of the Exchange Act of 1934, as amended.

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

                               % of
                               Total
               Number of      Options
               Securities     Granted
              Underlying        in          Exercise
                Options       Fiscal       Price Per       Expiration
Name            Granted      2003 (1)        Share           Date
-------------- ----------   -------------  ------------   --------------

Howard Cooper   603,289        38.2%         $3.48           04/08/13
Karl F. Arleth  410,338        26.0%         $3.48           04/08/13
Jim Woodcock    210,148        13.3%         $3.48           04/08/13
John Connor     100,000         6.3%         $3.71           08/03/13
Igor Effimoff    89,815         5.7%         $3.48           04/08/13
John Mahar       83,333         5.3%         $3.48           04/08/13
Tom Conroy       28,658         1.8%         $3.48           04/08/13

(1)  The exercise  price of the stock options was based on the fair market value of the stock on the day of the grant.

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
     per share.

(7)  Represents  24,456 shares of underlying  warrants  exercisable at $3.48 per share

(8)  Includes (i) 183,554 shares of common stock owned indirectly,  (ii) 183,554 shares of common stock underlying  warrants,  which owned  indirectly,  and
     (iii)100,000 shares of common stock underlying options exercisable at $3.71 per share.

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

                                                     Fiscal      Fiscal
                                                      Year        Year
                                                      2003        2002
                                                   ----------- -----------

   Audit Fees                                      $  141,917  $  142,296
   Audit-Related Fees                                  51,047      33,778
   Tax Fees                                             6,500      12,805
                                                    ----------  ----------
   Total                                           $  199,464  $  188,879
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
                  the authorized capital stock.

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
                  2001.

10.2              Memorandum of Understanding dated November 26, 2002

21.1              List of Subsidiaries.

31.1              Certification  by  Chief  Executive  Officer  and  Chief  Financial  Officer
                  pursuant to Sarbanes-Oxley Section 302.

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

                           TETON PETROLEUM COMPANY, INC.

           Signature                        Title                    Date

/s/ H. Howard Cooper              Chairman and Founder       April 21, 2004
---------------------------------
H. Howard Cooper

/s/ Karl Arleth                   President and CEO          April 21, 2004
---------------------------------
Karl Arleth

/s/ Thomas F. Conroy              Director                   April 21, 2004
---------------------------------
Thomas F. Conroy

/s/ James J. Woodcock             Director                   April 21, 2004
---------------------------------
James J. Woodcock

/s/ John Connor                   Director                   April 21, 2004
---------------------------------
John Connor

/s/ Patrick A. Quinn               Chief Financial Officer   April 21, 2004
---------------------------------
Patrick A. Quinn