Form 10QSB
period 2004-03-31
TETON PETROLEUM CO
filed 2004-05-17
CIK 1131072

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C. 20549

                                         FORM 10-Q

                                         (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
                                        ACT OF 1934
                       For the Quarterly Period Ended March 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                          OF 1934
            For the transition period from _____________ to ___________________

                             Commission file number: 001-31679

                                  TETON PETROLEUM COMPANY

                   (Exact Name of Registrant as Specified in its Charter)

           Delaware                                    84-1482290
           --------                                    ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

                                (303)-542-1878
                  (Registrant's Telephone Number including area code)

                                 1600 Broadway, Suite 2400
                                Denver, Colorado 80202-4921
                          (Address of Principal Executive Office)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the  Securities  Exchange  Act during  the  preceding  12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days.

Yes X   No __
    ----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-3 of the Exchange Act).

Yes __No   X
          --

APPLICABLE  ONLY TO  ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS  DURING  THE
PRECEDING FIVE YEARS:

Indicate  by check mark  whether  the  registrant  has filed all  documents  and reports  required  to be filed by  Sections  12,  13 or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court.

Yes __ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

As of  May  10,  2004,  9,114,663  shares  of the  issuer's  common  stock  were outstanding.

                                  TETON PETROLEUM COMPANY

                                     Table of Contents
                                     ------------------
                               PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Unaudited Consolidated Financial Statements

       Consolidated Balance Sheets
       March 31, 2004 (Unaudited) and December 31, 2003

       Unaudited Consolidated Statements of Operations and Comprehensive Loss
       Three months ended March 31, 2004 and 2003

       Unaudited Consolidated Statements of Cash Flows
       Three months ended March 31, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.       Quantitative and qualitative disclosures about market risk

Item 4.       Controls and Procedures

PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                                  TETON PETROLEUM COMPANY

                               PART I. FINANCIAL INFORMATION

                                Consolidated Balance Sheets

                                                 March 31,      December 31,
                                                   2004            2003
                                                (Unaudited)      (Audited)
                                                ------------    ------------
                                     Assets

Current assets
   Cash ......................................  $  7,856,899     $ 7,588,439
   Proportionate share of Goloil accounts
    receivable ..........................             16,538          15,739
   Proportionate share of Goloil VAT and
    other accounts receivable ............         1,756,637       1,078,369
   Proportionate share of Goloil inventory ...       622,981         448,812
   Prepaid expenses and other assets .........        72,271          95,693
                                                ------------    ------------
        Total current assets .................    10,325,326       9,227,052
                                                ------------    ------------

Non-current assets
   Oil and gas properties, net
    (successful efforts) .....................     8,564,084       9,339,786
   Cogeneration plant construction in
     progress ................................     1,758,620       1,700,696
   Fixed assets, net .........................       484,642         450,841
                                                ------------    ------------
         Total non-current assets ............    10,807,346      11,491,323
                                                ------------    ------------

Total assets .................................  $ 21,132,672    $ 20,718,375
                                                ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities ..  $    732,261    $    376,429
   Proportionate share of Goloil accounts
    payable and accrued liabilities                4,059,089       2,590,901
   Current portion of proportionate share
    of notes payable owed to affiliate
    (Note 2) .................................     8,219,652       7,419,409
                                                ------------    ------------
         Total current liabilities ...........    13,011,002      10,386,739
                                                ------------    ------------

Non-current liabilities
   Asset retirement obligation................       129,500         126,500
                                                ------------    ------------
         Total non-current liabilities .......       129,500         126,500
                                                ------------    ------------
         Total liabilities ...................    13,140,502      10,513,239
                                                ------------    ------------

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock,
    $.001 par value, 25,000,000 shares
    authorized, 269,970 and 618,231 issued
    and outstanding at March 31, 2004 and
    December 31, 2004.  Liquidation
    preference at March 31, 2004 and
    December 31, 2003 of $1,197,839 and
    $2,689,305..............................             270             618
   Common stock, $0.001 par value,
    250,000,000 and 100,000,000 shares
    authorized, 9,101,830 and 8,584,068
    shares issued and outstanding at
    March 31, 2004 and December 31, 2003 ...           9,101           8,584
   Additional paid-in capital ..............      37,548,890      37,073,366
   Unamortized preferred stock dividends....             --         (118,610)
   Accumulated deficit .....................     (30,179,691)    (27,657,578)
   Foreign currency translation adjustment .         613,600         898,756
                                                ------------    ------------
         Total stockholders' equity ........       7,992,170      10,205,136
                                                ------------    ------------

Total liabilities and stockholders' equity .    $ 21,132,672    $ 20,718,375
                                                ============    ============

See notes to unaudited consolidated financial statements

                                  TETON PETROLEUM COMPANY

           Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                               For the Three Months Ended
                                                                       March 31,
                                                               --------------------------
                                                                  2004             2003
                                                               -----------    -----------

Sales ......................................................  $ 2,962,500    $ 3,408,718

Cost of sales and expenses
   Oil and gas production ..................................      622,277        326,305
   Transportation and marketing ............................        - -          280,965
   Taxes other than income taxes ...........................    1,973,275      1,427,572
   Export duties............................................        - -          559,240
   Exploration .............................................      154,776         93,148
   General and administrative - Goloil .....................      184,086        219,557
   General and administrative - Teton Petroleum ............    2,102,638        772,899
   Depreciation, depletion and amortization ................      409,670        332,738
                                                              ------------   ------------
         Total cost of sales and expenses ..................    5,446,722      4,012,424
                                                              ------------   ------------

Loss from operations .......................................   (2,484,222)      (603,706)
                                                              ------------   ------------

Other income (expense)
  Other income .............................................       17,640         21,688
  Interest expense ........................................       (55,531)       (94,225)
                                                              ------------   ------------
         Total other income (expense) ......................      (37,891)       (72,537)
                                                              ------------   ------------

Net loss before taxes ......................................   (2,522,113)      (676,243)
                                                              ------------   ------------

Foreign income tax .........................................        --          (104,842)

Net loss ...................................................   (2,522,113)      (781,085)
Imputed preferred stock dividends for inducements
and beneficial conversion charges                                (521,482)           --

Preferred stock dividend ...................................      (31,488)           --

Net loss applicable to common stock ........................   (3,075,083)      (781,085)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ................................     (285,156)        86,000
                                                              ------------   ------------
         Other comprehensive (loss) income .................     (285,156)        86,000
                                                              ------------   ------------

Comprehensive loss .........................................  $(3,360,239)   $  (695,085)
                                                              ============   ============

Basic and diluted weighted average common shares outstanding    8,747,165      6,321,218
                                                              ============   ============

Basic and diluted (loss) income per common share ...........  $      (.35)   $      (.12)
                                                              ============   ============

See notes to unaudited consolidated financial statements.

                                  TETON PETROLEUM COMPANY

                      Unaudited Consolidated Statements of Cash Flows

                                                                For the Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2004           2003
                                                                ------------   ------------
Cash flows from operating activities
   Net loss ..................................................   $(2,522,113)  $   (781,085)
                                                                ------------   -------------
   Adjustments to reconcile net (loss) income to net cash
    used in operating activities
     Depreciation, depletion, and amortization ...............       409,670        332,738
     Stock and warrants issued for services and interest .....       117,094            --
     Debentures issued for services ..........................           --             --
   Changes in assets and liabilities
       Accounts receivable ...................................      (679,067)      (488,956)
       Prepaid expenses and other assets .....................        23,422         75,446
       Inventory .............................................      (174,169)        19,104
       Accounts payable and accrued liabilities ..............     1,261,983      1,034,540
                                                                ------------   ------------
                                                                     958,933        972,872
                                                                ------------   ------------
         Net cash provided by (used in) operating activities .    (1,563,180)       191,787
                                                                ------------   ------------

Cash flows from investing activities
   Repayment of loans from Goloil                                  1,065,000            --
   Oil and gas properties and equipment expenditures .........      (190,444)    (2,886,831)
                                                                ------------   ------------
        Net cash provided by (used in)investing activities....       874,556     (2,886,831)
                                                                ------------   ------------

Cash flows from financing activities
   Net (repayments) proceeds from advances under notes
    payable from affiliate                                           800,243       (103,714)
   Proceeds from issuance of stock, net of issue costs
    of $50,000 and $98,100                                           449,997      2,406,510
   Payment of dividends                                              (8,000)            --
                                                                ------------   ------------
         Net cash provided by financing activities ...........     1,242,240      2,302,796
                                                                ------------   ------------

Effect of exchange rates .....................................      (285,156)        86,000
                                                                ------------   ------------

Net (decrease) increase in cash ..............................       268,460       (306,248)

Cash - beginning of year .....................................     7,588,429        712,013
                                                                ------------   ------------

Cash - end of period .........................................  $  7,856,899   $    405,765
                                                                ============   ============

See notes to unaudited consolidated financial statements.

Supplemental disclosure of non-cash activity:

During the first quarter of 2004, the Company had the following transactions:

100,000 warrants were issued to a consultant for services valued at $102,094.

13,750 shares of common stock were issued for the settlement of accrued liabilities valued at $58,700.

The Company issued (i) 1,306,669 non-qualified options to officers and directors valued at
$3,243,406; and (ii) 108,331 incentive stock options valued at $268,899 with no expense being recorded for accounting purposes.

The Company issued 3,750 shares of common stock for services valued at $15,000.

The Company has accrued a liability for (i) $52,362 related to the obligation to issue
50,000 warrants to consultants; (ii) $32,329 related to the obligation to issue 7,876 common shares to consultants; and (iii) $28,500 related to the obligation to issue 5,955 shares for services rendered by the outside directors.

Approximately $2,383,000 of capital expenditures for oil and gas properties were included in accounts payable at March 31, 2004 and approximately $1,786,000 of capital expenditures were in accounts payable at December 31, 2003 for an increase during the three months ended
March 31, 2004 of $597,000.

Conversion of 463,207 shares of preferred stock, plus dividends of 37,057 shares converted into 500,264 shares of common stock.

We issued 50,000 warrants valued at $22,863 in settlement of accrued liabilities at
December 31, 2003.

During the first quarter of 2003, the Company had the following transactions:

7,408 shares of stock were issued to a consultant for services valued at $20,000 provided in 2001 and accrued in payables.

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

Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The  March  31,  2004  financial   statements  are  unaudited  and  reflect  all
adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating results for the interim periods.  The unaudited financial statements  as of March 31, 2004,  as is customary in the oil and gas  industry, reflect a pro-rata  consolidation of the Company's 50% interest in ZAO Goloil, a
Russian closed joint-stock  company.  However,  see note 5 regarding the sale of
Goloil. The unaudited  financial  statements  contained herein should be read in conjunction  with the financial  statements  and notes thereto  contained in the
Company's financial statements for the year ended December 31, 2003, as reported in the Company's Form 10-KSB filed March 30, 2004. The results of operations for the period ended March 31, 2004 are not  necessarily  indicative  of the results for the entire fiscal year.

Certain amounts for March 31, 2003 have been adjusted to include  adjustments to exploration  expenses and  depreciation,  depletion and amortization made during the fourth quarter of 2003.

Foreign Currency Exchange Rates

The  conversion  of the  functional  currency  of Goloil (a Russian  Company) in rubles to the  reporting  currency  of U.S.  dollars is based upon the  exchange rates in effect.  The  exchange  rates in effect at March 31, 2004 and 2003 were
28.48 and 31.67 rubles to the U.S.  dollar,  respectively.  The average rates in effect during the three months ended March 31, 2004 and 2003 was 29.00 and 31.67 rubles to the U.S. dollar, respectively.

Earnings Per Share

At the March 19, 2003 meeting, the Company's  shareholders  approved a reverse 1 for 12 stock split.  All share amounts and earnings per share have been adjusted to reflect the split.

All potential dilutive securities have an antidilutive effect on earnings (loss)
per share and  accordingly,  basic and dilutive  weighted average shares are the same.

The following table reflects the effects of dilutive  securities as of March 31,
2004 which could dilute future earnings:

Dilutive effects of stock options                                       2,993,037
Dilutive effects of warrants                                            7,932,553
Dilutive effects of convertible preferred shares                          526,441
                                                                       ----------
                                                                       11,452,031
                                                                       ==========

Note 2 - Proportionate Share of Liabilities

The  proportionate   share  of  accounts  payable  and  accrued  liabilities  of
$4,059,089 at March 31, 2004, are  obligations of Goloil and not Teton Petroleum nor have they been guaranteed by Teton Petroleum.

The  Company's  50%  pro-rata  share of notes  payable  advances  made which are advances to Goloil by an affiliate are also  obligations  of Goloil at March 31,
2004 and not Teton Petroleum nor have they been  guaranteed by Teton  Petroleum.
However, see note 5 regarding the proposed sale of Goloil.

The  Company's  pro-rata  share of Goloil  notes  payable  owed to an  affiliate totaled  $8,219,652  at March 31, 2004.  The  proceeds  were used to pay certain operating expenses and capital  expenditures of Goloil.  These notes provide for interest rates of 8%, with quarterly  interest  payments,  maturing through June
2004.  These notes are secured by  substantially  all Goloil  assets.  The notes payable will be repaid from cash flow from ZAO Goloil as available,  or extended to future periods. However, see note 5 regarding the proposed sale of Goloil.

Note 3 - Stockholder's Equity

In March 2003, the stockholders approved an increase in the amount of authorized common shares from  100,000,000 to 250,000,000  and also approved  25,000,000 of preferred stock authorized for future issuances.

Private Placements of Common Stock

17,500  common  shares  valued at $73,700 were issued for (i) the  settlement of accrued  liabilities  of $58,700;  and (ii) services  provided by consultants of
$15,000.

Private Placements of Series A Convertible Preferred Stock

During the period  ending  March 31, 2004 the  Company  received  the  following proceeds  from the issuance of privately  placed  preferred  stock at a price of
$4.35 per share.

Proceeds of $450,000 (net of cash costs of $50,000) from the issuance of 114,942 shares of 8% convertible preferred stock.

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

In connection with the preferred share private  placements,  certain  placements were  entered  into when the  underlying  price of the common stock to which the preferred  shares are  convertible  into,  exceeded $4.35 the stated  conversion rate. As a result of the underlying shares being  in-the-money,  the Company was required to compute a beneficial  conversion charge,  which is calculated as the difference  between the conversion price of $4.35 and the closing stock price on the effective date each offering,  multiplied by the total of the related common shares to be issued upon  conversion of the preferred  stock.  These charges are reflected as a dividend to the preferred  shareholders  and are recognized  over the period in which the  preferred  stock  first  becomes  convertible.  For the
Tranche 1 shares the  charge  was  immediately  recognized  as the  shares  were immediately  convertible  into  common.  For  Tranche 2 the shares  could not be converted until a shareholder  vote on January 27, 2004 took place approving the issuance of additional  common  shares.  The  calculated  beneficial  conversion feature on Tranche 2 was therefore  amortized  from the  effective  date of each issuance through January 27, 2004. This resulted in total beneficial  conversion charges  of  $1,182,452,  of which  $1,063,842  was  recorded  during the fourth quarter of 2003, and $118,610 was amortized and recorded as preferred  dividends in January 2004.

In order to induce  convertible  preferred  shareholders  to  convert  to Common shares,  the Company  agreed to issue  Common  share  dividends of 8% for a full year,  totaling  $140,815,  and  agreed to issue,  402,990  warrants,  valued at
$262,057, resulting in a total inducement charge of $402,872 to be recognized as a preferred dividend in the first quarter for those investors which accepted the inducement offer. As a result,  shareholders converted 463,207 of 8% convertible preferred  shares to common stock at a price of $4.35 per share during the first quarter of 2004. The warrants issued were valued using the Black-Scholes  option pricing model using the following assumptions:  volatility of 55.2%, a risk-free rate of 1.59%, zero dividend payments, and a life of two years.

Note 4 - Stock Options

At the annual meeting on March 19, 2003, the Company's  shareholders approved an employee stock option plan and authorized  2,083,333  shares of Common Stock for issuance thereunder.  Under the plan, incentive and non-qualified options may be granted.

During the first quarter of 2004,  the Company  issued  1,306,669  non-qualified options to  employees,  officers and directors  valued at  $3,243,406  using the
Black-Scholes option-pricing model with the following assumptions: volatility of
55.2%, a risk-free rate of 4%, zero dividend payments,  and a life of ten years.
The Company also issued  108,331  incentive  options to employees,  officers and directors valued at $268,899 using the Black-Scholes  option-pricing model under the same assumptions described above.

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

                                                        For the Three Months Ended
                                                                March 31,
                                                        -------------------------
                                                           2004           2003
                                                       ------------   ------------
Net loss applicable to common shareholders
 - as reported                                         ($3,075,083)     ($781,085)

Add fair value of employee compensation expense         (3,512,304)            --
                                                       ------------   ------------
Net loss applicable to common shareholders
 - pro forma                                           ($6,587,387)     ($781,085)
                                                       ============   ============
Basic loss per common share - as reported                 ($  0.35)        ($0.12)
                                                       ============   ============
Basic loss per common share - pro forma                   ($  0.75)        ($0.12)
                                                       ============   ============

Note 5-Proposed Sale of Goloil Shares

During April 2004 the Company  entered into a Sale and Purchase  Agreement  (the
"Agreement") with RussNeft, an Open Joint-Stock Company organized under the laws of the Russian Federation.  RussNeft is the current operator of Goloil. Pursuant to the  terms of the  Agreement,  RussNeft  will pay  $8,960,000  for all of the
Company's shares held in Goloil.  In connection with the Agreement,  the Company entered  into a  separate  agreement  with  Goloil for  repayment  of all of the outstanding  advances  owed to the  Company.  At the  date the  parties  reached agreement, the Company had advances totaling $6,040,000, of which $1,065,000 and
$3,600,000   had  been  received  as  of  March  31,  2004  and  May  11,  2004, respectively. The Company will pay an investment banking fee of $750,000 related to the sale and estimates its expenses in connection with the negotiation of the agreement to be $135,000.

The Company had recorded the advances as investments  in Goloil and  accordingly such amount had been included in the carrying value of oil and gas properties.

The  transaction  is subject to the customary  conditions  and is subject to the approval of the shareholders of the Company.

If approved, the gross proceeds from the two transactions,  totaling $15,000,000
less  the  estimated   $885,000  in  costs  combined  with  the  elimination  of
approximately  $9,900,000 in liabilities,  net of current assets, will result in the Company recording an estimated gain of $12,601,000 during 2004.

The following  unaudited pro forma  condensed  balance sheet gives effect to the sale of shares assuming the sale of Goloil shares occurred on March 31, 2004:

Current assets                   $ 20,685,000
Non-current assets                     26,000
                                 ------------
Total assets                     $ 20,711,000
                                 ============

Current liabilities              $    710,000
Stockholders' equity               20,001,000
                                 ------------
Total liabilities and
  stockholders' equity           $ 20,711,000
                                 ============

The  condensed pro forma balance  sheet  reflects the  historical  balance sheet included in this Form 10-Q adjusted for the following:

     a.   The  proceeds of  $8,960,000  from the sale of Goloil  shares plus the remaining $4,975,000 advances to be received,  subsequent to March 31,
          2004,  less  estimated  expenses of $885,000 and  alternative  minimum taxes of $181,000.
     b.   Elimination  of  Goloil's  assets  and  liabilities  which  have  been historically consolidated on a pro rata basis.
     c.   Recording a gain from the disposition of a discontinued operation, net of tax, of approximately $12,601,000.

Assuming  the sale  occurred  on January 1, 2004 Teton  would have had, on a pro forma basis, an estimated net loss from  operations  applicable to common shares of  $2,462,000  and as a  result  of  the  sale,  net  income  of  approximately
$9,703,000.  On a pro forma basis, the loss per share from continuing operations would be $.28 per common share and net income per common share would be $1.11.

Note 6-Proposed Acquisition

On April 5, 2004 the Company entered into an agreement with Samson International
Resources   ("Samson")  for  the  purchase  of  Samson's  52%  interest  in  ZAO
Pechoraneftegas ("PNG") in the Komi region of Siberia. Teton paid Samson a $3.85 million deposit.  Since then,  Samson's partner in PNG, Vitol Cypress ("Vitol"), has  exercised  its  preferential  right to  acquire  Samson's  interest  in the property.  Teton's deposit has been fully refunded,  but the contract remains in effect.  In the event that Vitol does not close on Samson's 52% interest,  Teton and Samson may continue with the transaction with closing subject to Teton's due diligence and other customary conditions.

Teton continues to negotiate the  acquisition of new fields in Russia,  although currently no definitive  agreements  have been reached.  We will provide further information on the above  transactions,  as well as others,  through  additional press releases and the soon-to-be released proxy statement.

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

                              Management Discussion & Analysis

Overview

Teton Petroleum Company is an independent oil and gas exploration and production company whose focus is the Russian Federation, primarily Western Siberia.

During the first quarter,  Teton's  activities focused first on discussions with its partner OAO NK RussNeft over the management of its Goloil  subsidiary,  then negotiating  the proposed  sale of Goloil to RussNeft,  and on the  execution of
Teton's  strategy of acquiring  other  producing  oil  properties in the Russian
Federation.

Financial highlights for the first quarter include the following:

     o    Teton's share of production from Goloil  increased by 10.5% to 167,162 barrels year over year in the first quarter.

     o    First quarter  production  revenues declined year over year by13.1% to
          $2,962,500  primarily as a consequence of the low oil prices  received related to new product marketing  arrangements put in place for Goloil by RussNeft starting in the fourth quarter of 2003.

     o    Teton's  net loss for the  first  quarter  widened  from  $781,085  to
          $2,522,113 from the same period in 2003.

Sale of Goloil Interest to RussNeft

In September,  OAO NK RussNeft,  a newly formed Russian independent oil producer acquired the shares held by  Mediterranean  Overseas Trust and  InvestPetrol  in
Goloil and assumed responsibility for operating Goloil's Eguryak License.

Commencing  October 1, RussNeft began selling  Goloil's  production to an entity believed by the  Company to be an  affiliate  of  RussNeft  for a fixed price of
2,400 rubles per ton (roughly $11 per barrel), a price  substantially  below the blended market price Goloil  formerly  received  selling its production into the export,  near abroad and domestic markets and significantly below current market prices. As a consequence, the Company estimates its revenues after taxes for the quarter were reduced by  approximately  $1.44 million in fourth  quarter of 2003 and by $2.02  million  in the first  quarter  of 2004  from  what it would  have
received  under  its  previous  arrangements.   Moreover,   since  this  pricing
arrangement  prevailed  through the end of the fourth  quarter  and beyond,  the
Company had to significantly  reduce the present value of its reserves effective
January 1, 2004,  as detailed in its Form  10-KSB/A for the year ended  December
31, 2003.

Efforts to resolve these and other issues with  RussNeft  culminated in a series of meetings in Russia  starting in November  2003 between Teton  executives  and representatives  of RussNeft,  which failed to yield an  acceptable  resolution.
Shortly  thereafter,  the Company and  RussNeft  agreed to disagree on the joint operating  strategy for Goloil and instead began to discuss the terms of an exit via a sale of Teton's interest in Goloil to RussNeft.

The proposed sale of the Company's  interest was announced on April 11, 2004 and on May 12,  2004 the  Company  provided  additional  detail  in a press  release including the sales price,  which  including  outstanding  loans to be repaid by
Goloil to Teton was  $15,000,000.  At that time the Company also  disclosed that the transaction would result in the elimination of approximately $9.9 million in
Goloil's  net  liabilities  from Teton's  balance  sheet and that the sale would result in a second quarter gain of approximately $12 million.

The sale is subject to  shareholder  approval and will be discussed in detail in the Company's  definitive  proxy  statement that will be sent to shareholders in connection  with the sale.  Copies of the Proxy Statement will also be available on both the SEC and Teton websites (www.sec.gov and www.tetonpetroleum.com).

2004 Operational and Financial Objectives - Update

As described in Teton's 2003 10-KSB/A,  the Company's  original plans called for it to focus its efforts in two areas: 1) the continued development of the Goloil
License and 2) the acquisition, development and exploitation of similar projects in the Russian  Federation.  With the Company's agreement to sell Goloil subject to share holder  approval,  the first  objective is no longer  operative and the second objective will become paramount.

Teton has been actively seeking to make acquisitions of producing  properties in
Russia,  but where Teton  itself will have the  opportunity  to jointly or fully operate  the  property.  Specifically  the  Company  has  determined  to  target properties  with  existing  production in the range of 3,000 to 6,000 barrels of oil  per day  with  upside  potential  from  developmental  drilling  and  other exploitation  opportunities.  Among the financial criteria for such acquisitions is that they generate positive cash flow and be accretive to Teton earnings in a reasonable period of time.

Teton's plans to pursue such acquisitions means that it will incur increased due diligence and legal  expenses,  that will be reflected in its G&A expenses.  The
company  is  now  devoting   significant   internal   resources  to   evaluating
acquisitions while also utilizing the services of outside  technical,  legal and accounting consultants.

As reported in "Subsequent  Events" below, Teton reached an agreement to acquire a field  producing  3,400 BOPD (net) in the Komi  region of Siberia  from Samson
International  Resources  ("Samson"),  in early April. As part of the agreement,
Teton  made a $3.85  million  down  payment to  Samson.  Subsequently,  Samson's partner in the field elected to exercise a  preferential  right of first refusal with Samson to acquire their  interest in the field on the same terms offered by
Teton.  Samson subsequently  returned Teton's down payment,  though the purchase and sale  agreement  between  Samson and Teton remains in effect.  Teton is also engaged in preliminary negotiations regarding the acquisition of other producing properties.

Results of Operations

The  table  below  summarizes  some  of the  most  important  components  of our revenues,  operating  costs and net loss.  Please note that since Teton has been absorbing 50% of the cost of producing the oil paid under the Goloil  production payment (included in the cost amounts),  Teton's per barrel production costs are effectively doubled.

              Operating Highlights for the Quarter ended March 31
                   (in U.S. Dollars, unless otherwise noted)

                                               2004          2003         Change      % Change
                                             ---------    ----------    ----------    -------
Sales, Barrels                                 167,162       151,304        15,858       10.5%
Average Daily Sales, Barrrels                    1,837         1,663           174       10.5%
Average Selling Price, $/barrel                  17.72         22.53         (4.81)     -21.3%
Revenues                                     2,962,500     3,408,718      (446,218)     -13.1%

Costs of Sales and Expenses, excl. DD&A

  Production Costs                             622,277       326,305       295,972       90.7%

  Transportation & Marketing                        -        280,965      (280,965)    -100.0%
  Taxes other than Income taxes              1,973,275     1,427,572       545,703       38.2%
  Exploration cost (Geology & Geophysics)      154,776        93,148        61,628       66.2%

  Export Duties                                     -        559,240      (559,240)    -100.0%
                                             ---------    ----------    ----------
                                             2,750,328     2,687,230        63,098        2.3%

Results from Goloil Operations, before
DD&A                                           212,172       721,488      (509,315)        -
  Less General & Administrative Expense,       184,086       219,557       (35,471)     -16.2%
   Goloil                                    ---------    ----------    ----------
                                                28,086       501,931      (473,844)        -

Depreciation, Depletion & Amortization,
Goloil                                         390,386       332,738        57,648       17.3%

Operating Income (Loss), Goloil               (362,300)      169,193      (531,493)        -

General & Administrative Expense, Teton      2,102,638       772,899     1,329,739      172.0%
Depreciation, Depletion & Amortization,
Teton                                           19,284            -             -          -

Operating Income (Loss), Teton              (2,484,222)     (603,706)   (1,880,516)        -

             Costs and Expenses during the Quarter ended March 31
                            (in U.S. $ per barrel)

Controllable Costs                             2004          2003         Change      % Change
  Production Costs                                3.72          2.16          1.57       72.7%
  G&A - Goloil                                    1.10          1.45         (0.35)     -24.1%
  G&A - Teton                                    12.58          5.11          7.47      146.2%
                                              --------    ----------    ----------    -------
                                                 17.40          8.72          8.69       99.5%

Non-Controllable Costs
  Transportation & Marketing                        -           1.86         (1.86)    -100.0%
  Taxes other than Income Taxes                  11.80          9.44          2.37       25.1%
  Export Duties                                     -           3.70         (3.70)    -100.0%
                                             ---------    ----------    ----------    -------
                                                 11.80         14.99         (3.18)     -21.2%

During the first quarter,  Teton's net loss, applicable to Common stock, widened from $781,085 in the first  quarter of 2003 to  $3,075,083  or $2,293,998  after taking into  account  non-cash  inducement  charges of $521,482  for  beneficial conversion  of the  preferred  stock and  preferred  dividends of $31,488 in the first quarter of 2004. On a per share basis, Teton's loss widened from $0.12 per share to $0.35.  The  increased  loss was largely due to a shift in its share of
Goloil's  operating  income from a gain of $169,193 in the first quarter of 2003 to a loss of  $362,300 in the first  quarter of 2004,  along with an increase in
Teton  domestic  general and  administrative  ("G&A")  expenses from $772,899 to
$2,102,638  during  the  same  periods,  both  of  which  are  discussed  in the paragraphs below.

Teton's  share of  Goloil  revenues  fell year  over  year  from  $3,408,718  to
$2,962,500  in the first  quarter.  The decrease  reflected a 21.3%  decrease in average  selling price from $22.53 to $17.72 per barrel,  partially  offset by a
10.5% increase in production volume from 151,304 to 167,162 barrels.  Production costs  increased  by  $295,972,  or 90.7%,  while taxes other than income  taxes increased  by  $545,703 or 38.2%.  The  increase  in  production  costs was tied increased  workover  activity and higher diesel fuel  expenditures.  Taxes other than income taxes include the Russian  Minerals  Extraction  Tax and Value Added
Tax (VAT) and represent significant expenses for all Russian oil producers.  The
Mineral  Extraction  Tax is a tax on  revenues  tied to the price of Urals blend crude,  a benchmark  for  exports.  Goloil no longer  incurs  export  tariffs or transportation  charges under the marketing  arrangement now in place; all sales take place at the wellhead.  Teton's share of Goloil's depreciation,  depletion, and amortization expenses increased by $57,648.

First  quarter  domestic  G&A  expense  at  Teton  increased  from  $772,899  to
$2,102,638 year over year, an increase of 172.0%.  The key factors  contributing to this increase were an increase in  compensation  costs of $522,723  including management  bonuses paid in January,  as well as increases  in  advertising  and public  relations  expenses  of  $307,262,  legal  and  accounting  expenses  of
$150,248,  franchise  taxes  of  $128,000,   consulting  fees  of  $97,467,  and
geological and engineering  expenses of $73,922.  In addition to the increase in
compensation   relating  to  additional  staffing  to  meet  Company  goals  and objectives,  many of the other  increases  in G&A  expenses  were the  result of
Teton's  due  diligence  and  financing   costs  incurred  in  connection   with
preliminary  negotiations  to acquire and develop new oil and gas  properties in
Russia, including with Samson.

Liquidity and Capital Resources

The Company  had a cash  balance of  $7,856,899  on March 31, 2004 and a working capital deficit of $2,685,676.  Excluding the pro rata consolidation of Goloil's working capital deficit, Teton has a working capital surplus of $7,011,577.

When the sale of Goloil  closes,  which is  expected to take place in the latter half of July subject to  shareholder  approval of the  transaction,  the Company anticipates  it will have  approximately  $20 million in cash. In addition,  its
$9.9 million share of Goloil's net liabilities  will be extinguished  leaving it with a working capital position essentially equal to its cash.

In order to complete the  acquisitions  the Company is currently  pursuing,  the
Company will invest the cash from the sale of Goloil  combined with an estimated
$5 to $10 million in additional financing. The additional $5 to $10 million will be a combination of debt and equity.

Sources and Uses of Funds

Historically,  Teton's  primary  source of liquidity  has been cash  provided by equity  offerings.  Such  offerings  will continue to play an important  role in financing Teton's business and the Company anticipates seeking approval to raise additional  equity  capital  from its  shareholders  at its annual  meeting.  In addition,  the Company is working to establish a borrowing  facility with one or more international  banks, most likely in the form of a revolving line of credit that will be used primarily for the acquisition of producing  properties and for developmental drilling and other capital expenditures.

Cash Flows and Capital Expenditures

Cash used in operating  activities for the three months ended March 31, 2004 was
$1,563,180 compared to cash provided by operating activities of $191,787 for the three months ended March 31, 2003.  As described  above the  Company's  net loss increased to $2,522,113 from $781,085 at March 31, 2003.

RussNeft,  the  operator of Goloil  continues to proceed in the  development  of
Goloil's oil and gas resulting in the Company  investing  $190,444 in the Goloil oil and gas properties in the first quarter.  Resulting from the Company's first quarter negotiations with RussNeft,  the company received $1,065,000 from Goloil as repayment of advances made to Goloil prior to December 31, 2003.  The Company received an additional $2,600,000 on April 1, 2004.

During the first quarter of 2004, the Company received $449,997 from the sale of
Preferred  stock.  The increase in proceeds  from  advances  represents  amounts advanced  by RussNeft to Goloil.  As  discussed  above,  such  advances  will be eliminated  upon  completion of the  Company's  proposed sale of its interest in
Goloil.

Income Taxes, Net Operating Losses and Tax Credits

Currently,  Goloil pays a profits  tax in Russia  equal to 24% of net profits as defined  by Russian  income tax law.  As  discussed  in our 10-KSB the  taxation system in Russia is evolving as the central government  transforms itself from a command to a  market-oriented  economy.  Based on  current  tax law and the U.S.
Russian  Income Tax Treaty the profits  tax paid to Russia will be a  creditable tax when  determining the Company's U.S. income taxes payable,  if any. At March
31,  2004 the  Company  has a U.S.  net  operating  loss tax  carry  forward  of approximately  $20,000,000,  utilization  of which is limited  under IRC section
382.

While Teton expects to realize a profit of approximately  $12.6 million from the sale of  Goloil,  Teton's  tax  advisors  anticipate  that it will  incur only a relatively small  Alternative  Minimum Tax liability of approximately  $180,000.
Based on the remaining net operating  loss,  the Company is unlikely to pay U.S.
income taxes in the near to medium term future.

Subsequent Events

     o    On April 5, 2004 Teton  announced  that it has  signed a purchase  and sale  agreement  to acquire a majority  (52%)  interest in a producing field in Russia.  The agreement  provided for the payment of a deposit of  $3.85  million  which  was made by  Teton  to the  seller,  Samson
          International  Resources  during April . At the time,  Teton estimated that the field's production was approximately 3,400 barrels of oil per day net to the 52% interest  being  purchased  by Teton.  The proposed acquisition  also included two additional  exploration  licenses.  The
          closing  of  the  acquisition  was  subject  to  several   conditions,
          including  a  preferential  right of first  refusal  held by  Samson's partner,  Vitol Cypress,  to acquire Samson's interest in the field on the same terms  offered by Teton.  Vitol  Cypress  elected to exercise this right in early May and Samson refunded Teton's deposit though the contract between Samson and Teton remains in effect. In the event that
          Vitol does not close on Samson's  52%  interest,  Teton and Samson may proceed  with the  contemplated  transaction  subject to  Teton's  due diligence.

     o    On April 11, 2004 Teton announced it was selling its 35.3% interest in the Goloil  license  to a private  Russian  independent,  subsequently identified  as  RussNeft.  The sales  price of  $15,000,000,  includes repayment of all outstanding  loans and accrued interest owed to Teton by Goloil.  Sale of the  interest in Goloil is subject to  shareholder approval and will be voted on at Teton's  upcoming annual  shareholder meeting. See note 5 to financial statements.

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

Reserve Estimates:  The information regarding the Company's share of oil and gas reserves, the changes thereto and the resulting net cash flows are all dependent upon  assumptions  used in preparing  the  Company's  annual  reserve  study.  A qualified  independent  petroleum  engineer,  in  accordance  with  standards of applicable  regulatory  agencies  and the  Securities  and  Exchange  Commission definitions,  prepares the Company's  reserve study.  Estimates of  economically recoverable  oil and natural gas reserves and future net cash flows  necessarily depend upon a number of variable  factors and  assumptions,  such as  historical production from the area compared with  production  from other producing  areas, the assumed  effects of regulations  by  governmental  agencies and  assumptions governing  future oil and natural  gas prices,  the  exchange  rate  between the
Russian  ruble  and the U.S.  dollar,  future  operating  costs,  severance,  ad valorem,  export,  excise and other  taxes,  development  costs and workover and remedial  costs,  all of which  may,  in fact,  vary  considerably  from  actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural  gas  attributable  to any  particular  group of  properties, classifications of such reserves based on risk of recovery, and estimates of the
future  net  cash  flows  expected  there  from  may  vary  substantially.   Any
significant  variance in the assumptions  could materially  affect the estimated quantity and value of the reserves, which could affect the carrying value of the
Company's  oil and gas  properties  and the rate of depletion of the oil and gas properties. Management believes that the current assumptions used in preparation of the reserve study are reasonable. The Company's revised downward its estimate of oil and gas  reserves  by 4.4 million  barrels in the fourth  quarter of 2003 primarily  due  to the  reclassification  of  certain  waterflood  reserves  and
reserves  associated  with  undrilled  locations  to  probable.   Only  reserves
associated  with two wells planned and budgeted for 2004 have been classified as proved undeveloped. The Company's estimated proved reserves at December 31, 2003
and  2002  were  prepared  by  independent  petroleum  engineering   consultants
Gustavson and Associates.

Property, Equipment and Depreciation: The Company follows the successful efforts method of accounting for oil and gas properties. As of March 31, 2004 all of the
Company's  oil and gas assets are held in one cost  center  located in  Siberia,
Russia.  As the Company makes  additional  acquisitions  it will have additional cost centers.  Under the  successful  efforts  method of accounting the costs of development wells are capitalized, but exploratory wells are capitalized only if they are  successful.  The Company plans to increase its oil and gas reserves by acquisition and the development of reserves in place.  Accordingly,  acquisition and drilling costs on successful  wells will be capitalized.  Capitalized  costs will be depleted and depreciated  using the units of production  method based on estimated proved oil reserves as determined by independent engineers,  currently
Gustavson and  Associates.  If the estimates of oil and gas reserves are changed materially then the amount of depreciation and depletion recorded by the Company could increase or decrease materially. In addition the carrying costs of the oil and gas properties are subject to the requirements of SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company is required to impair the net book value for a cost  center when such net book value is greater than the estimated future cash flows for such cost center. At March 31, 2004 the
Company's  estimated cash flow for its Siberian cost center,  using the domestic
Russian  price of 2,400  rubles per ton ($11 per  barrel)  exceed  the  carrying value.

Pro Rata  Consolidation:  The Company  currently pro rata  consolidates  its 50%
interest in Goloil,  because, as of March 31, 2004,  Management believes that to be the most meaningful presentation.  If the Company completes the proposed sale of its  interest  in Goloil  then the assets and  liabilities  of Goloil will be eliminated  in  recording  the  gain on sale.  See the  note 5 to the  financial statements.

Production  Payment:  During  June,  2000  the  Company  entered  into a  Master
Agreement that requires,  among other things, a seven year production payment to
Energosoyuz  equal to 50% of the oil produced from new and existing Goloil wells in exchange for wells and  facilities  constructed by  Energosoyuz.  Because the production  payment was for a specified amount of production and not for a fixed and determinable dollar amount, the Company did not record such transaction as a loan. Currently, Goloil is paying Energosoyuz a flat amount of 19,000,000 rubles per month,  which, at current prices,  is less than 50% of the oil produced.  If the Company is not  successful  in its efforts to sell  Goloil to  RussNeft,  we would  continue  our  interest in Goloil  reserves  which  would  continue to be subject  to a  production  payment  through  June 2007,  which may cause  future impairment of our investment in such properties.

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
The Company recorded an increase in the asset retirement  obligation  during the first  quarter  of 2004  solely due to the  accretion  of the  discount.  If the
Company  does  not  sell  Goloil,   the  Company  will  continually  review  the
assumptions  it used in  making  such  estimate  and  revise  the  liability  as required.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss  resulting  from changes in interest  rates, foreign  currency  exchange rates,  commodity  prices and equity prices.  To the extent we borrow or finance our  activities  we will be exposed to interest rate risk, which is sensitive to many factors,  including  governmental  monetary and tax policies,  domestic and international economic and political  considerations and other factors that are beyond the Company's control.

The Company is exposed to interest  rate risk  primarily  through any  borrowing activities  it may  undertake.  The extent of this risk is not  quantifiable  or predictable  because  of the  variability  of  future  interest  rates  and  the
Company's future financing requirements.

The  Company  has no  current  borrowings  other  than  it's pro  rata  share of
Goloil's.

The Company has not and does not plan to,  enter into any  derivative  financial instruments for trading or speculative purposes.

The Company conducts  business  primarily in Russia.  Therefore,  changes in the value of Russia's  currency  affect the  Company's  financial  position and cash flows when translated into U.S. Dollars.  The Company has generally accepted the exposure to  exchange  rate  movements  relative  to its  investment  in foreign operations.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure  controls and  procedures.  Based on that  evaluation,  Our Chief
Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were not completely effective as of March 31, 2004.

In connection with the audit of the year ended December 31, 2003,  there were no "reportable events" except that the Company's  auditors  reported to the  Registrant's  Audit  Committee that the auditors'  considered two matters  involving  internal controls and their operation to be material  weaknesses.  Specifically,  in connection with its audit of the consolidated financial  statements of Registrant and its subsidiary for the year ended December 31, 2003, the auditors  reported that a material  weakness  existed  related to the lack of formalized policies and procedures to permit timely  recording and processing of financial  information to permit the timely preparation of financial  statements and recommended  implementation of formal  policies and procedures and  significantly  enhancing the  accounting  staff.  Since
December  31, 2003 the  Registrant  is  addressing  this  concern  and has hired  additional accounting staff and restructured  certain accounting and reporting  responsibilities and is in the process of preparing  formal  procedures to permit timely recording and processing of financial information.  The second matter related to oversight of its Russian subsidiary and reporting  of  its  financial  results  on  a  timely  basis  which  impact  and  represents substantially all of the company's  operating results. As discussed above, the Registrant is in the process of selling its Russian  subsidiary.  The  Registrant  is also in  preliminary negotiations  with  respect to  potential  acquisitions.  The  Registrant  intends to pursue acquisitions  where the  Registrant  will  jointly  or fully  operate  which  will allow the
Registrant  to put in place those  procedures  and controls  necessary to ensure  proper and timely reporting of financial results.

                                 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The  securities  described  below  represent our  securities  sold by us for the period  starting Jan 1, 2004 and ending March 31, 2004 that were not  registered under the  Securities  Act of 1933,  as amended,  all of which were issued by us pursuant to exemptions under the Securities Act.  Underwriters  were involved in none of these transactions.

PRIVATE PLACEMENTS OF STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT AND WARRANTS FOR CASH

None.

OPTION GRANTS

On March 31, 2004,  Teton  issued  1,415,000  options to officers and  directors pursuant to the 2003 Stock  Option Plan.  The options have an exercise  price of
$3.60 per share and expire on March 31, 2014.  This offering and sale was deemed to be exempt under Rule 701 and Section 4(2) of the  Securities  Act of 1933. No
advertising or general solicitation was employed in offering the securities. The offerings  and sales  were  made to an  accredited  investor  and  transfer  was restricted in accordance with the requirements of the Securities Act of 1933.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On January 15, 2004,  Teton issued 3,750 shares of common stock in  satisfaction of a December 31, 2003 obligation valued at $17,900.  This offering and sale was deemed to be exempt  under  Rule 506 of  Regulation  D and  Section  4(2) of the
Securities Act. No advertising or general  solicitation was employed in offering the securities.  The offerings and sales were made to an accredited investor and transfer was restricted in accordance  with the  requirements  of the Securities
Act of 1933.

On February 20, 2004, Teton issued 10,000 shares of common stock in satisfaction of a December 31, 2003 obligation valued at $40,800.  This offering and sale was deemed to be exempt  under  Rule 506 of  Regulation  D and  Section  4(2) of the
Securities Act. No advertising or general  solicitation was employed in offering the securities.  The offerings and sales were made to an accredited investor and transfer was restricted in accordance  with the  requirements  of the Securities
Act of 1933.

On March 12, 2004,  Teton issued 3,750 shares of common stock to a consultant in exchange for investor  relation  services  valued at $15,000.  This offering and sale was deemed to be exempt under Rule 506 of  Regulation D and Section 4(2) of the  Securities  Act. No  advertising  or general  solicitation  was employed in offering the  securities.  The  offerings  and sales were made to an  accredited investor and transfer was restricted in accordance with the  requirements of the
Securities Act of 1933.

On January 22, 2004,  Teton issued  100,000  warrants  exercisable  at $5.00 per share expiring January 21, 2005. The warrants were issued in connection investor relation services. This offering and sale was deemed to be exempt under Rule 506 of  Regulation  D and Section  4(2) of the  Securities  Act. No  advertising  or general solicitation was employed in offering the securities.  The offerings and sales  were made to an  accredited  investor  and  transfer  was  restricted  in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A majority of the Company's stockholders approved, pursuant to rules established by the American Stock Exchange, the issuance of the Company's preferred stock at a Special Meeting of Stockholders on January 27, 2004.

ITEM 5. OTHER INFORMATION

None.

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
Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Reports on From 8-K:  None

                                         SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

Date: May 17, 2004                                   By: /s/ Karl F. Arleth
                                                   -----------------------------
                                                          Karl F. Arleth,
                                                          President and CEO

Date: May 17, 2004                                   By: /s/ Patrick A. Quinn
                                                   -----------------------------
                                                          Patrick A. Quinn, CFO