Form 10-Q
period 2004-06-30
TETON PETROLEUM CO
filed 2004-08-16
CIK 1131072

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the Quarterly Period Ended June 30, 2004

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

As of August 12, 2004, 9,121,806 shares of the issuer's common stock were outstanding.

                             TETON PETROLEUM COMPANY

                               Table of Contents
                          PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Unaudited Consolidated Financial Statements

       Consolidated Balance Sheets June 30, 2004 (Unaudited)
       and December 31, 2003

       Unaudited Consolidated Statements of Operations and Comprehensive Loss
       Three months ended June 30, 2004 and 2003

       Unaudited Consolidated Statements of Operation and Comprehensive Loss
       Six months ended June 30, 2004 and 2003

       Unaudited Consolidated Statements of Cash Flows
       Three months ended June 30, 2004 and 2003

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

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                             TETON PETROLEUM COMPANY

                          PART I. FINANCIAL INFORMATION

                           Consolidated Balance Sheets

                                                                      June 30,       December 31,
                                                                        2004             2003
                                                                     (Unaudited)       (Audited)
                                                                     -----------     ------------
                                     Assets
Current assets
   Cash ..........................................................   $  8,577,869    $  7,588,439
   Proportionate share of Goloil accounts receivable .............         10,971          15,739
   Proportionate share of Goloil VAT and other accounts
    receivable ...................................................      1,765,612       1,078,369
   Proportionate share of Goloil inventory .......................        529,556         448,812
   Prepaid expenses and other assets .............................        157,705          95,693
                                                                     ------------    ------------
        Total current assets .....................................     11,041,713       9,227,052
                                                                     ------------    ------------

Non-current assets
   Oil and gas properties, net (successful efforts) ..............      7,375,761       9,339,786
   Cogeneration plant construction in progress ...................      1,725,301       1,700,696
   Fixed assets, net .............................................        522,280         450,841
                                                                     ------------    ------------
         Total non-current assets ................................      9,623,342     11,491,323
                                                                     ------------    ------------

Total assets .....................................................   $ 20,665,055    $ 20,718,375
                                                                     ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities ......................   $    439,218    $    376,429
   Proportionate share of Goloil accounts payable and
    accrued liabilities ..........................................      3,274,658       2,590,901
   Current portion of proportionate share of notes payable
    owed to affiliate (Note 2) ...................................     10,677,787       7,419,409
                                                                     ------------    ------------
         Total current liabilities ...............................     14,391,663      10,386,739
                                                                     ------------    ------------

Non-current liabilities
   Asset retirement obligation....................................        131,000         126,500
                                                                     ------------    ------------
         Total non-current liabilities ...........................        131,000         126,500
                                                                     ------------    ------------
         Total liabilities .......................................     14,522,663      10,513,239
                                                                     ------------    ------------

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock, $.001 par value,
    25,000,000 shares authorized, 281,460 and 618,231 issued
    and outstanding at June 30, 2004 and December 31, 2003.
    Liquidation preference at June 30, 2004 and
    December 31, 2003 of $1,249,838 and $2,689,305, respectively..            281             618
   Common stock, $0.001 par value, 250,000,000 shares
    authorized, 9,114,663 and 8,584,068 shares issued and
    outstanding at June 30, 2004 and December 31, 2003,
    respectively .................................................          9,115           8,584
   Additional paid-in capital ....................................     37,677,175      37,073,366
   Unamortized preferred stock dividends..........................            --         (118,610)
   Accumulated deficit ...........................................    (32,160,079)    (27,657,578)
   Foreign currency translation adjustment .......................        615,900         898,756
                                                                     ------------    ------------
         Total stockholders' equity ..............................      6,142,392      10,205,136
                                                                     ------------    ------------

Total liabilities and stockholders' equity .......................   $ 20,665,055    $ 20,718,375
                                                                     ============    ============

See notes to unaudited consolidated financial statements

                             TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                               For the Three Months Ended
                                                                       June 30,
                                                               --------------------------
                                                                  2004            2003
                                                               -----------    -----------

Sales ......................................................   $ 3,589,638    $ 2,978,554

Cost of sales and expenses
   Oil and gas production ..................................       708,996        513,011
   Transportation and marketing ............................          - -         320,234
   Taxes other than income taxes ...........................     2,312,750      1,250,134
   Export duties............................................         - -          598,970
   Exploration .............................................       172,988        103,665
   General and administrative - Goloil .....................       195,643        167,928
   General and administrative - Teton Petroleum ............     1,726,816        981,023
   Depreciation, depletion and amortization ................       341,645        423,860
                                                               -----------    -----------
         Total cost of sales and expenses ..................    5,458,838       4,358,825
                                                               -----------    -----------

Loss from operations .......................................    (1,869,200)    (1,380,271)
                                                               -----------    -----------

Other income (expense)
  Other income .............................................        16,325            291
  Interest expense ........................................       (110,685)       (49,684)
                                                               -----------    -----------
         Total other income (expense) ......................       (94,360)       (49,393)
                                                               -----------    -----------

Net loss before taxes ......................................    (1,963,560)    (1,429,664)
                                                               -----------    -----------

Foreign income tax .........................................       (16,829)       (17,576)

Net loss ...................................................    (1,980,389)    (1,447,240)

Imputed preferred stock dividends for inducements
and beneficial conversion charges                                      --             --

Preferred stock dividends ...................................      (25,487)           --

Net loss applicable to common stock ........................    (2,005,876)    (1,447,240)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ................................         2,300        369,500
                                                               -----------    -----------
         Other comprehensive (loss) income .................         2,300        369,500
                                                               -----------    -----------

Comprehensive loss .........................................   $(2,003,576)   $(1,077,740)
                                                               ===========    ===========

Basic and diluted weighted average common shares outstanding     9,112,009      6,674,988
                                                               ===========    ===========

Basic and diluted (loss) income per common share ...........   $      (.22)   $      (.22)
                                                               ===========    ===========

See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                                For the Six Months Ended
                                                                       June 30,
                                                               --------------------------
                                                                  2004            2003
                                                               -----------    -----------

Sales ......................................................   $ 6,552,138    $ 6,387,272

Cost of sales and expenses
   Oil and gas production ..................................     1,331,273        839,316
   Transportation and marketing ............................         - -          601,199
   Taxes other than income taxes ...........................     4,286,025      2,677,706
   Export duties............................................         - -        1,158,210
   Exploration .............................................       327,764        196,813
   General and administrative - Goloil .....................       379,729        387,485
   General and administrative - Teton Petroleum ............     3,829,454      1,753,922
   Depreciation, depletion and amortization ................       751,315        756,598
                                                               -----------    -----------
         Total cost of sales and expenses ..................   10,905,560       8,371,249
                                                               -----------    -----------

Loss from operations .......................................    (4,353,422)    (1,983,977)
                                                               -----------    -----------

Other income (expense)
  Other income .............................................        33,965          1,869
  Interest expense ........................................       (166,216)      (123,799)
                                                               -----------    -----------
         Total other income (expense) ......................      (132,251)      (121,930)
                                                               -----------    -----------

Net loss before taxes ......................................    (4,485,673)    (2,105,907)
                                                               -----------    -----------

Foreign income tax .........................................       (16,829)      (122,418)

Net loss ...................................................    (4,502,502)    (2,228,325)

Imputed preferred stock dividends for inducements
and beneficial conversion charges                                 (521,482)           --

Preferred stock dividends...................................       (56,975)           --

Net loss applicable to common stock ........................    (5,080,959)    (2,228,325)

Other comprehensive (loss) income, net of tax
   Effect of exchange rates ................................      (282,856)       455,500
                                                               -----------    -----------
         Other comprehensive (loss) income .................      (282,856)       455,500
                                                               -----------    -----------

Comprehensive loss .........................................   $(5,363,815)   $(1,772,825)
                                                               ===========    ===========

Basic and diluted weighted average common shares outstanding     8,927,699      6,518,278
                                                               ===========    ===========

Basic and diluted (loss) income per common share ...........   $      (.57)   $      (.34)
                                                               ===========    ===========

            See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

                 Unaudited Consolidated Statements of Cash Flows

                                                                For the Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                  2004            2003
                                                               -----------     -----------
Cash flows from operating activities

   Net loss ...............................................    $(4,502,502)    $(2,228,325)
                                                               -----------     -----------
   Adjustments to reconcile net (loss) income to net
    cash used in operating activities
     Depreciation, depletion, and amortization ............        751,315         756,598
     Stock and warrants issued for services and interest ..        150,594          97,901
   Amortization of note payable discount...................            --              347
   Changes in assets and liabilities
       Accounts receivable ................................       (682,475)       (638,806)
       Prepaid expenses and other assets ..................        (62,012)        (32,426)
       Inventory ..........................................        (80,744)       (141,300)
       Accounts payable and accrued liabilities ...........      1,317,601        (625,326)
                                                               -----------     -----------
                                                                 1,394,279        (583,012)
                                                               -----------     -----------
         Net cash (used in) operating activities ..........     (3,108,223)     (2,811,337)
                                                               -----------     -----------
Cash flows from investing activities
   Repayment of loans from Goloil..........................      3,658,252             --
   Oil and gas properties and equipment expenditures ......     (3,004,632)     (2,889,820)
                                                               -----------     -----------
        Net cash provided by (used in)investing activities..       653,620      (2,889,820)
                                                               -----------     -----------

Cash flows from financing activities
   Net (repayments) proceeds from advances under notes
    payable from affiliate..................................     3,258,378       1,399,028
   Proceeds from stock subscriptions........................           --        1,939,610
   Proceeds from issuance of stock, net of issue costs
    of $50,000 and $98,100..................................        499,999      1,091,900
   Proceeds from notes payable..............................           --          478,750
   Payment of dividends.....................................       (31,488)            --
                                                               -----------     -----------
         Net cash provided by financing activities .........     3,726,889       4,909,288
                                                               -----------     -----------

Effect of exchange rates ...................................      (282,856)        455,500
                                                               -----------     -----------

Net increase (decrease) in cash ............................       989,430        (336,369)

Cash - beginning of year ...................................     7,588,439         712,013
                                                               -----------     -----------

Cash - end of period .......................................   $ 8,577,869     $   375,644
                                                               ===========     ===========

Supplemental disclosure of non-cash activity:

During the six  months  ended  June 30,  2004,  the  Company  had the  following transactions:

     100,000  warrants  were  issued  to a  consultant  for  services  valued at
     $102,094.

     13,750  shares of common  stock were issued for the  settlement  of accrued liabilities at December 31, 2003 valued at $58,700.

     The Company  issued (i)  1,306,669  non-qualified  options to officers  and directors  valued at $3,243,406;  and (ii) 108,331  incentive stock options valued at $268,899 with no expense being recorded for accounting purposes.

     The Company  issued 5,000  shares of common  stock for  services  valued at
     $20,000.

     The Company has (i) issued warrants valued at $48,697 to consultants;  (ii)
     issued 5,626 share of common stock  valued at $23,329 to  consultants;  and
     (iii)  issued  5,955  shares of common stock valued at $28,500 for services rendered by the outside directors.

     Approximately $1,317,000 of capital expenditures for oil and gas properties were  included  in  accounts  payable  at June 30,  2004 and  approximately
     $1,786,000 of capital expenditures were in accounts payable at December 31,
     2003 for a decrease during the six months ended June 30, 2004 of $469,000.

     Conversion of 463,207 shares of preferred  stock,  plus dividends of 37,057 shares converted into 500,264 shares of common stock.

     We issued  50,000  warrants  valued at  $22,863  in  settlement  of accrued liabilities at December 31, 2003.

     We accrued dividends to preferred stockholders of $25,487 at June 30, 2004.

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

 Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The June 30, 2004 financial statements are unaudited and reflect all adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating results for the interim periods. The unaudited financial statements as of June  30,  2004,  as is  customary  in the oil and gas  industry,  reflect  a pro-rata  consolidation  of the Company's 50% interest in ZAO Goloil,  a Russian closed joint-stock  company.  However,  see note 5 regarding the sale of Goloil.
The  unaudited  financial   statements   contained  herein  should  be  read  in
conjunction  with the financial  statements  and notes thereto  contained in the
Company's financial statements for the year ended December 31, 2003, as reported in the Company's Form  10-KSB/A.  The results of operations for the period ended
June 30,  2004 are not  necessarily  indicative  of the  results  for the entire fiscal year.

Certain  amounts for June 30, 2003 have been adjusted to include  adjustments to exploration  expenses and  depreciation,  depletion and amortization made during the fourth quarter of 2003.

Foreign Currency Exchange Rates

The  conversion  of the  functional  currency  of Goloil (a Russian  Company) in rubles to the  reporting  currency  of U.S.  dollars is based upon the  exchange rates in effect.  The  exchange  rates in effect at June 30,  2004 and 2003 were
29.03 and 30.38 rubles to the U.S.  dollar,  respectively.  The average rates in effect  during the six months  ended June 30, 2004 and 2003 were 28.76 and 30.89 rubles to the U.S. dollar, respectively.

Earnings Per Share

At the March 19, 2003 shareholders' meeting, the Company's shareholders approved a reverse 1 for 12 stock  split.  All share  amounts and earnings per share have been adjusted to reflect the split.

All potential dilutive securities have an antidilutive effect on earnings (loss)
per share and  accordingly,  basic and dilutive  weighted average shares are the same.

Note 2 - Proportionate Share of Liabilities

The  proportionate   share  of  accounts  payable  and  accrued  liabilities  of
$3,274,658 at June 30, 2004,  are  obligations of Goloil and not the Company nor have they been guaranteed by the Company.

The  Company's  50%  pro-rata  share of notes  payable  advances  made which are advances to Goloil by an affiliate  are also  obligations  of Goloil at June 30,
2004 and not the Company nor have they been guaranteed by the Company.  However, see note 5 regarding the sale of Goloil.

The  Company's  pro-rata  share of Goloil  notes  payable  owed to an  affiliate totaled  $10,677,787  at June 30, 2004.  The  proceeds  were used to pay certain operating expenses and capital  expenditures of Goloil.  These notes provide for interest  rates  of 8%,  with  quarterly  interest  payments,  maturing  through
December 2004. These notes are secured by substantially  all Goloil assets.  The notes  payable  will be repaid from cash flow from ZAO Goloil as  available,  or extended to future periods. However, see note 5 regarding the sale of Goloil.

Note 3 - Stockholder's Equity

Private Placements of Common Stock

During the six months  ended  June 30,  2004,  30,331  common  shares  valued at
$130,529 were issued for (i) the  settlement of accrued  liabilities of $82,029;
and (ii) services provided by consultants of $20,000 and (iii) services provided by the advisory board of $28,500.

50,000 warrants were issued to settle a liability at December 31, 2003 valued at
$46,967.  We also issued 100,000 warrants to a consultant valued at $102,094 for services.

Private Placements of Series A Convertible Preferred Stock

During the  six-month  period  ending  June 30, 2004 the  Company  received  the following  proceeds from the issuance of privately  placed  preferred stock at a price of $4.35 per share.

Proceeds of $499,999 (net of cash costs of $50,000) from the issuance of 126,436 shares of 8% convertible preferred stock.

The preferred stock carries an 8% dividend, payable quarterly commencing January
1, 2004 and is convertible  into common stock at a price of $4.35 per share. The preferred  stock is entitled to vote on all matters  presented to the  Company's common  stockholders,  with the  number of votes  being  equal to the  number of underlying  common  shares.  The  preferred  stock also  contains a  liquidation preference of $4.35 per share plus accrued unpaid dividends. The preferred stock can be redeemed  by the  Company  after one year for $4.35 per share upon proper notice of redemption being provided by the Company.

In connection  with the private  placements of the  Company's  preferred  stock, certain sales were entered into when the underlying price of the common stock to which the  preferred  shares are  convertible  into,  exceeded  the $4.35 stated
conversion rate. As a result of the underlying  shares being  in-the-money,  the
Company  was  required  to  compute a  beneficial  conversion  charge,  which is calculated  as the  difference  between  the  conversion  price of $4.35 and the closing stock price on the effective date each offering, multiplied by the total of the related  common  shares to be issued  upon  conversion  of the  preferred stock.  These charges are reflected as a dividend to the preferred  shareholders and are  recognized  over the period in which the preferred  stock first becomes convertible.  For the Tranche 1 shares the charge was immediately  recognized as the shares were immediately  convertible into common.  For Tranche 2, the shares could not be converted until completion of a shareholder vote, which occurred on
January 27,  2004,  approving  the issuance of  additional  common  shares.  The calculated  beneficial  conversion feature on Tranche 2 was therefore  amortized from the effective date of each issuance through January 27, 2004. This resulted in total beneficial  conversion  charges of $1,182,452,  of which $1,063,842 was recorded  during the fourth  quarter of 2003,  and  $118,610 was  amortized  and recorded as preferred dividends in January 2004.

In order to induce  convertible  preferred  shareholders  to  convert  to common shares,  the Company agreed to issue  dividends of 8% for a full year,  totaling
$140,815,  payable  in common  shares,  and agreed to issue,  402,990  warrants, valued at  $262,057,  resulting in a total  inducement  charge of $402,872 to be recognized  as a  preferred  dividend in the first  quarter for those  investors which accepted the inducement offer. As a result, shareholders converted 463,207 of 8% convertible preferred shares to common stock at a price of $4.35 per share during the first  quarter of 2004.  The  warrants  issued were valued  using the
Black-Scholes option pricing model using the following  assumptions:  volatility of 55.2%, a risk-free rate of 1.59%, zero dividend  payments,  and a life of two years.

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

At the annual  meeting on July 16, 2004 the  Company's  shareholders  approved a stock  compensation  plan for  non-employees.  The  maximum  number of shares of
Common Stock with respect to which awards can be granted is 1,000,000 shares. As of August 12, 2004 no grants have been authorized.

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

                                                             For the Six Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                                2004          2003
                                                           ------------   ------------
Net loss - as reported                                     $(5,080,959)   $(2,228,325)
Add fair value of employee compensation expense             (3,512,305)    (4,571,026)
                                                           -----------    -----------
Net loss per common share - pro forma                      $(8,593,264)   $(6,799,351)
Basic loss per common share - as reported                  $     (0.57)   $     (0.34)
                                                           ===========    ===========
Basic loss per common share - pro forma                    $     (0.96)   $     (1.04)
                                                           ===========    ===========

                                                        For the Three Months Ended
                                                                June 30,
                                                        -------------------------
                                                           2004           2003
                                                       ------------   ------------

Net loss - as reported                                 $(2,005,876)   $(1,447,240)

Add fair value of employee compensation expense                 --    $(4,571,026)
                                                       -----------    -----------
Net loss per common share - pro forma                  $(2,005,876)   $(6,018,266)
                                                       ===========    ===========
Basic loss per common share - as reported              $     (0.22)   $     (0.22)
                                                       ===========    ===========
Basic loss per common share - pro forma                $     (0.22)   $     (0.90)
                                                       ===========    ===========

Note 5-Proposed Sale of Goloil Shares

On August 3, 2004 the Company finalized its sale of Goloil to RussNeft,  an Open
Joint-Stock Company organized under the laws of the Russian Federation. Pursuant to the terms of the Sale and Purchase Agreement (the "Agreement"), RussNeft paid
$8,960,000  for all of the Company's  shares of Goloil.  In connection  with the
Agreement,  the  Company  entered  into a  separate  agreement  with  Goloil for repayment of all of the  outstanding  advances owed to the Company.  At the date the parties  reached  agreement  in April,  the Company  had  advances  totaling
$6,040,000,  of which  $3,658,000 had been received as of June 30, 2004.  During
August  2004 the  Company  paid the  remaining  amounts  owed for an  investment banking fee totaling $750,000 in connection with the Agreement and estimates its expenses, incurred after June 30, 2004 in connection with the negotiation of the
Agreement to be $135,000.

The Company had recorded the advances as investments  in Goloil and  accordingly such amounts have been included in the carrying value of oil and gas properties.

The effective date of the transaction will be July 1, 2004 and accordingly,  the
Company  will  record  a gain of  approximately  $13,000,000  during  the  third quarter.

The following  unaudited pro forma  condensed  balance sheet gives effect to the sale of Goloil shares  assuming the sale of Goloil  shares  occurred on June 30,
2004:

Current assets                   $ 19,012,000
Non-current assets                     30,000
                                 ------------
Total assets                     $ 19,042,000
                                 ============

Current liabilities              $    439,000
Stockholders' equity               18,603,000
                                 ------------
Total liabilities and
  stockholders' equity           $ 19,042,000
                                 ============

The  condensed pro forma balance  sheet  reflects the  historical  balance sheet included in this Form 10-Q adjusted for the following:

a.   The  proceeds  of  $8,960,000  from  the  sale of  Goloil  shares  plus the remaining $2,382,000 advances to be received,  subsequent to June 30, 2004, less  estimated  expenses  of $885,000  and  alternative  minimum  taxes of
     $181,000.

b.   Elimination   of  Goloil's   assets  and   liabilities,   which  have  been
     historically consolidated on a pro rata basis.

c.   Recording a gain from the disposition of a discontinued  operation,  net of tax, of approximately $13,000,000.

Assuming the sale occurred on June 30, 2004 Teton would have had, on a pro forma basis,  an estimated net loss from  continuing  operations  applicable to common shares for the six months ended June 30, 2004 of  $4,380,000  and as a result of the sale, net income of approximately $7,995,000. On a pro forma basis, the loss per share from  continuing  operations  would be $.49 per  common  share and net income per common share would be $.90.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations

FORWARD LOOKING STATEMENTS

With the  exception of  historical  matters,  the matters  discussed  herein are forward looking statements that involve risks and uncertainties. Forward looking statements include,  but are not limited to, statements  concerning  anticipated trends in  revenues,  and may  include  words or  phrases  such as "will  likely result," "are  expected  to," "will  continue,"  "is  anticipated,"  "estimate,"
"projected,"  "intends  to," or  similar  expressions,  which  are  intended  to identify  "forward  looking  statements"  within  the  meaning  of  the  Private
Securities  Litigation  Reform Act of 1995.  Our  actual  results  could  differ materially from the results discussed in such forward-looking statements.  There is absolutely no assurance that we will achieve the results expressed or implied in forward-looking  statements.  Among other factors discussed elsewhere in this
Report, our ability to successfully implement our strategy to acquire additional oil and gas  properties and our ability to  successfully  manage and operate any oil and gas properties acquired by us will affect our future results.

                        Management Discussion & Analysis

Overview

Teton Petroleum Company is an independent oil and gas exploration and production company whose primary focus,  until July 1, 2004 was the Russian  Federation and former Commonwealth of Independent States ("CIS").  However, see "Sale of Goloil
Interest"  below.  The Company,  through its wholly owned  subsidiary,  Goltech, owned a 35.30% equity interest in Goloil.  RussNeft  owned,  until the sale, the remaining 64.70% of Goloil through two  subsidiaries,  McGrady and InvestPetrol.
McGrady  held 35.29% and  InvestPetrol  held 29.41% of the equity  interests  in
Goloil.  However, until Goltech and McGrady received the return of 100% of their capital  investment  in Goloil,  they were each  entitled to a 50% net profit in
Goloil. Goloil is managed by a seven-person management board on which we had two
representatives.   Pursuant   to  the   existing   agreements   among   Goloil's
shareholders,  Goltech and McGrady shared equally in capital expenditures, gross revenues,  costs  and  expenses,  until  they  received  100%  return  of  their investments in Goloil. Limited Liability Company Energosoyuz-A ("EUA"), a wholly owned  subsidiary of RussNeft,  is the lessor of certain oil field facilities to
Goloil  pursuant  to a Lease  Agreement  No.  EST  160/000630  (the  "EUA  Lease
Agreement") among EUA as lessor and Goloil as lessee dated as June 2000. EUA was also the recipient of a production payment ("Production  Payment") consisting of
50%  of  Goloil's  production  (or  at  EUA's  option,  cash  in  lieu  of  such production).  Since October 2003 through the effective date of the sale EUA took cash instead of oil under the Production  Payment in the amount of approximately
$650,000  per month.  In  addition,  Goloil has been  selling its oil at a fixed price of 2,400 rubles per ton or $11.50 per barrel and starting May 2004,  2,700 rubles per ton or $12.74 per barrel.  It is possible that a significant  portion of such sales have been made to or through one or more affiliates of RussNeft.

RussNeft,  which was  founded in the fall of 2002,  is one of  Russia's  largest independent oil producers.  In September 2003, RussNeft acquired a 64.70% equity interest in Goloil in a private  transaction  in which it  purchased  all of the ownership  interests  in McGrady and  InvestPetrol,  the other  shareholders  of
Goloil.  At that time,  RussNeft  also acquired EUA, the lessor of various wells and  facilities  to Goloil  under the EUA Lease  Agreement.  In  acquiring  such interests,  RussNeft  became  entitled to appoint a majority  of the  management board of Goloil and acceded to EUA's interest in the Production Payment.

Goloil holds a twenty-five  year  renewable  license to produce oil and gas in a portion of Western Siberia. The license was issued by the Russian Federation and expires in 2022, but may be extended if Goloil  complies with certain  specified conditions  and undertakes  additional  operations at the end of the term of the license.  The Goloil license encompasses 187 square kilometers (78 square miles)
in the south  central  portion of the west Siberian  basin.  The license area is located approximately 50 miles north of Nizhnevartovsk in western Siberia. Three oil producing fields are located within the license area: Golevaya, Eguryak, and
South Eguryak.

Financial highlights from the quarter ended June 30, 2004 include the following:

o    Teton's  share of  production  from  Goloil  increased  by 8.4% to  178,022 barrels year over year in the second quarter.

o    Second  quarter  production  revenues  increased year over year by 20.5% to
     $3,589,638 primarily as a consequence of the higher oil prices.

o    Teton's net loss applicable to shareholders  for the second quarter widened from $1,447,240 to $2,005,876 from the same period in 2003.

During 2004 Teton's activities have been focused in three areas:

1)   Discussions  with its partner  RussNeft  over the  management of its Goloil subsidiary;

2)   Negotiating and finalizing the sale of Goloil to RussNeft; and

3)   Evaluating  potential  acquisitions  of other  producing oil  properties in
     Russia, the CIS and the United States.

Sale of Goloil Interest to RussNeft

In September  2003,  RussNeft,  a newly formed Russian  independent oil producer acquired  the 64.70% of Goloil  shares  held by  McGrady  and  InvestPetrol  and assumed responsibility for operating Goloil's Eguryak License.

Commencing  October 1 2003,  RussNeft  began selling  Goloil's  production to an entity  believed by the Company to be an affiliate of RussNeft for a fixed price of 2,400 rubles per ton ($11.50 per  barrel),  a price  substantially  below the blended market price Goloil  formerly  received  selling its production into the export,  near abroad and domestic markets and significantly below current market prices. As a consequence, the Company estimates its revenues after taxes for the quarter were reduced by  approximately  $1.44 million in fourth  quarter of 2003 and by $2.02  million  in the first  quarter  of 2004  from  what it would  have
received  under  its  previous  arrangements.   Moreover,   since  this  pricing
arrangement  prevailed  through the end of the fourth  quarter  and beyond,  the
Company had to significantly  reduce the present value of its reserves effective
January 1, 2004,  as detailed in its Form  10-KSB/A for the year ended  December
31, 2003.

Efforts to resolve these and other issues with  RussNeft  culminated in a series of meetings in Russia starting in November 2003 between  Company  executives and representatives  of RussNeft,  which failed to yield an  acceptable  resolution.
Shortly  thereafter,  the Company and RussNeft  began to discuss the terms of an exit via a sale of the Company's interest in Goloil to RussNeft.

The sale of the Company's interest in Goloil,  pending shareholder approval, was announced on April 12, 2004 and on May 12, 2004 the Company provided  additional detail concerning the sale, including, among other things, the sales price, in a press  release.  The  purchase  price  for our  35.30%  interest  in  Goloil  is
$8,960,229  in cash.  Goloil also repaid  advances made by the Company to Goloil totaling  $6,039,771,  of which  $3,569,051 of the principal and $131,452 of the accrued  interest had been repaid as of June 30, 2004. The advances were made to
Goloil by the Company to finance our 50% share of Goloil's capital  expenditures and currently  bear interest at the rate of 8% per annum.  The gross proceeds of the two transactions to the Company total $15,000,000.  The Company shareholders approved the sale at our annual  meeting held July 16, 2004, and the sale closed during August 2004. See note 5 to financial statements,  which include pro forma information assuming the sale had occurred as of June 30, 2004.

2004 Operational and Financial Objectives - Update

As described in the Company's 2003 10-KSB/A, the Company's original plans called for it to focus its efforts in two areas:  1) the continued  development  of the
Goloil License and 2) the  acquisition,  development and exploitation of similar projects in Russia,  FSU and North America.  With the sale of Goloil,  the first objective is no longer operative and the second objective will become paramount.
In addition,  as the Company no longer has an operating  asset, the Company will be significantly reducing its general and administrative costs.

The  Company  has  been  actively  seeking  to make  acquisitions  of  producing properties in Russia, FSU and North America,  where the Company itself will have the  opportunity  to jointly or fully  operate the  property.  Specifically  the
Company has  determined to target  properties  with  existing  production in the range of  4,000 to 6,000  barrels  of oil per day  with  upside  potential  from developmental drilling and other exploitation opportunities. Among the financial criteria for such  acquisitions is that they generate  positive cash flow and be accretive to the Company  earnings in a reasonable  period of time. To date, the
Company has evaluated 300 projects, rejected 291 projects, submitted 4 offers (2 of which are  outstanding),  with 5 projects  remaining  open,  pending  further review.

The  Company's  plans to pursue such  acquisitions  means that it will incur due diligence  and  legal  expenses,  that  will be  reflected  in its  general  and administrative  expenses.  The  company  is now  devoting  significant  internal resources  to  evaluating  acquisitions  while also  utilizing  the  services of outside technical, legal and accounting consultants.

Results of Operations

The  table  below  summarizes  some  of the  most  important  components  of our revenues,  operating  costs and net loss.  Please note that since Teton has been absorbing 50% of the cost of producing the oil paid under the Goloil  production payment  (included in the cost  amounts),  the Company's  per barrel  production costs are effectively doubled.

               Operating Highlights for the Quarter ended June 30
                   (in U.S. Dollars, unless otherwise noted)

                                           2004      2003     Change    % Change

Sales, Barrels                          178,022     164,273     13,749        8.4%
Average Daily Sales, Barrels              1,956       1,805        151        8.4%
Average Selling Price, $/barrel           20.16       18.13       2.03       11.2%
Revenues
                                      3,589,638   2,978,554    611,084       20.5%

Costs of Sales and Expenses,
 excl. DD&A
  Production Costs                      708,996     513,011    195,985       38.2%
  Transportation & Marketing                  -     320,234  (320,234)       -100%
  Taxes other than Income taxes
                                      2,312,750   1,250,134  1,062,616         85%
  Exploration cost (Geology &
   Geophysics)                          172,988     103,665     69,323      -66.9%
  Export Duties                              -      598,970   (598,970)    -100.0%
                                      ---------   ---------  ---------     -------
                                      3,194,734   2,786,014    408,720       14.7%

Results from Goloil Operations,
 before DD&A                            394,904     192,540    202,364           -
  Less General & Administrative
   Expense, Goloil                      195,643     167,928     27,715       16.5%
                                      ---------   ---------  ---------      ------
                                        199,261      24,612    174,649           -

Depreciation, Depletion &
Amortization, Goloil                    341,645     423,860   (82,215)      -19.4%

Operating Income (Loss), Goloil        (142,384)   (399,248)   256,864           -

General & Administrative Expense,
 Teton                                1,726,816     981,023    745,793         76%

Operating Loss, Teton                (1,869,200) (1,380,271)  (488,929)          -

              Costs and Expenses during the Quarter ended June 30
                            (in U.S. $ per barrel)

                                           2004      2003      Change      % Change
Controllable Costs
  Production Costs                           3.72      3.12        .60        19.2%
  G&A - Goloil                               1.10      1.45      (0.35)      -24.1%
  G&A - Teton                               12.58      5.11       7.47       146.2%
                                         --------   -------    -------      ------
                                            17.40      9.68       7.72        79.8%

Non-Controllable Costs
  Transportation & Marketing                   -       1.95      (1.95)     -100.0%
  Taxes other than Income Taxes             11.80      9.44       2.36        25.1%
  Export Duties                               -        3.65      (3.65)     -100.0%
                                         --------  --------    -------      ------
                                            11.80     15.04      (3.24)      -21.5%

During the second quarter,  the Company's net loss,  applicable to common stock, widened from  $1,447,240 in the second quarter of 2003 to $2,005,876 or $558,636 after taking into account preferred dividends of $25,487 in 2004. On a per share basis,  the Company's loss remained $0.22. The increased loss was largely due to an  increase  in the  Company's  domestic  general  and  administrative  ("G&A")
expenses from $981,023 to $1,726,816.

The Company's share of Goloil revenues  increased year over year from $2,978,554 to $3,589,638 in the second quarter.  The increase reflected a 11.2% increase in average  selling  price from $18.13 to $20.16 per barrel and a 8.4%  increase in production volume from 164,273 to 178,022 barrels. Please note that the $650,000 paid for the production  payment,  which is recorded as a reduction of revenues, is less than one half of the  Company's  production  at the set price.  However, sales quantities above assume that 50% of the volumes have been paid out for the production payment.  Accordingly,  the average selling price received is greater than the $12.74 per barrel discussed  previously.  Production costs increased by
$195,985,  or 38.2%, while taxes other than income taxes increased by $1,062,616 or 85%. The increase in production costs was tied to increased workover activity and higher diesel fuel  expenditures.  Taxes other than income taxes include the
Russian  Minerals  Extraction  Tax and  Value  Added  Tax  (VAT)  and  represent significant  expenses for all Russian oil producers.  The Mineral Extraction Tax is a tax on revenues  tied to the price of Urals blend  crude,  a benchmark  for exports.  Goloil no longer incurs export tariffs or transportation charges under the marketing  arrangement  now in place;  all sales take place at the wellhead.
Teton's share of Goloil's  depreciation,  depletion,  and amortization  expenses decreased by $82,215.

Second  quarter  domestic G&A expense at the Company  increased from $981,023 to
$1,726,816 year over year, an increase of 76.0%. The key factors contributing to this increase  were an increase in  compensation  costs of $266,550,  as well as increases in advertising  and public  relations  expenses of $51,677,  legal and accounting  expenses  of  $279,121  and public  company  compliance  expenses of
$192,606.  In addition to the increase in  compensation  relating to  additional staffing to meet Company goals and  objectives,  many of the other  increases in
G&A expenses were the result of its due diligence and financing  costs  incurred in connection with  preliminary  negotiations to acquire and develop new oil and gas properties in Russia.

             Operating Highlights for the Six months ended June 30
                  (in U.S. Dollars, unless otherwise noted)

                                         2004       2003        Change      % Change

Sales, Barrels                         345,183      315,577       29,606       9.4%
Average Daily Sales, Barrrels            3,793        3,468          325       9.4%
Average Selling Price, $/barrel          18.98        20.24        (1.26)     -6.2%
Revenues                             6,552,138    6,387,272      164,866       2.6%
Costs of Sales and Expenses, excl.
 DD&A
  Production Costs                   1,331,273      839,316      491,957      58.6%
  Transportation & Marketing                 -      601,199     (601,199)   -100.0%
  Taxes other than Income taxes      4,286,025    2,677,706    1,608,319      60.1%
  Exploration cost                     327,764      196,813      130,951
  Export Duties                              -    1,158,210   (1,158,210)   -100.0%
                                     ---------  -----------   ----------
                                     5,945,062    5,473,244      471,818       8.6%

Results from Goloil Operations,
 before DD&A                           607,076      914,028     (306,952)       -
  Less General & Administrative
  Expense, Goloil                      379,729      387,485        7,756      -2.0%
                                     ---------   ----------   ----------   -------
                                       227,347      526,543     (299,196)       -

Depreciation, Depletion &
Amortization, Goloil                   751,315      756,598       (5,283)      -.6%

Operating Loss, Goloil                (523,968)    (230,055)    (293,913)       -

General & Administrative Expense,
Teton                                3,829,454    1,753,922    2,075,532     118.3%

Operating Loss, Teton
                                    (4,353,422)  (1,983,977)  (2,369,445)       -

            Costs and Expenses during the Six months ended June 30
                           (in U.S. $ per barrel)

                                         2004       2003      Change% Change
Controllable Costs
  Production Costs                        3.86       2.66        1.20    45.1%
  G&A - Goloil                            1.10       1.23       (0.13)  -10.6%
  G&A - Teton                            11.09       5.57        5.52    99.1%
                                        ------      -----       -----   ------

                                         16.05       9.46        6.59    69.7%

Non-Controllable Costs
  Transportation & Marketing                 -       1.91       (1.91) -100.0%
  Taxes other than Income Taxes          12.42       8.49        3.93    46.3%
  Export Duties                             -        3.67       (3.67)  100.0%
                                        ------     ------       -----   ------
                                         12.42      14.07       (1.65)  -11.7%

During the six months ended June 30, 2004, the Company's net loss, applicable to common stock, widened from $2,228,325 in 2003 to $4,502,502 or $2,274,177.  On a per share basis,  the Company's loss widened from $0.34 per share to $0.57.  The increased loss was largely due to an increase in the Company's  domestic general and administrative ("G&A") expenses from $1,753,922 to $3,829,454 in addition to an increased loss from Goloil activities.

The Company's share of Goloil revenues  increased year over year from $6,387,272 to  $6,552,138  during the  six-month  period.  The  increase  reflected  a 6.2%
decrease  in average  selling  price from $20.24 to $18.98 per barrel and a 9.9%
increase in production volume from 316,957 to 348,404 barrels.  Production costs increased by $491,957,  or 58.6%,  while taxes other than income taxes increased by $1,608,320 or 60.1%.  The increase in production  costs was tied to increased workover activity and higher diesel fuel  expenditures.  Taxes other than income taxes include the Russian Minerals  Extraction Tax and Value Added Tax (VAT) and
represent  significant  expenses  for all  Russian  oil  producers.  The Mineral
Extraction  Tax is a tax on revenues  tied to the price of Urals blend crude,  a benchmark for exports.  Goloil no longer incurs export tariffs or transportation charges under the marketing  arrangement  now in place;  all sales take place at the  wellhead.  the Company's  share of Goloil's  depreciation,  depletion,  and amortization expenses decreased by $5,283.

Six months  domestic G&A expense at the Company  increased  from  $1,753,922  to
$3,829,454 year over year, an increase of 118.3%.  The key factors  contributing to this increase were an increase in  compensation  costs of $742,775  including addition of management and the increase in  compensation  relating to additional staffing to meet Company goals and  objectives,  many of the other  increases in
G&A expenses were the result of the Company's due diligence and financing  costs incurred in connection with preliminary  negotiations to acquire and develop new oil and gas properties in Russia.

Liquidity and Capital Resources

The  Company  had a cash  balance of  $8,577,869  on June 30, 2004 and a working capital deficit of $3,349,950.  Excluding the pro rata consolidation of Goloil's working capital deficit, Teton has a working capital surplus of $8,147,458.

As of August 12, 2004 the Company has  approximately $18 million in cash, due to the  closing of the sale of Goloil.  In  addition,  its $10.7  million  share of
Goloil's net liabilities will be extinguished  leaving it with a working capital position essentially equal to its cash.

The Company  expects that it will invest in its  acquisition  program,  the cash from the  sale of  Goloil  combined  with an  estimated  $10 to $20  million  in additional financing. The additional $10 to $20 million will be a combination of debt and equity.

Sources and Uses of Funds

Historically,  Teton's  primary  source of liquidity  has been cash  provided by equity  offerings.  Such  offerings  will continue to play an important  role in financing  Teton's  business.  On July 16, 2004 the  shareholders  approved  the issuance  of common  stock,  which could  result in an  increase in  outstanding shares of common stock of 20% or more.  In  addition,  the Company is working to establish a borrowing facility with one or more international banks, most likely in the form of a revolving  line of credit that will be used  primarily  for the acquisition  of producing  properties and for  developmental  drilling and other capital expenditures.

Cash Flows and Capital Expenditures

Cash used in  operating  activities  for the six months  ended June 30, 2004 was
$3,108,223  compared to  $2,811,337  for the six months ended June 30, 2003.  As described  above the Company's net loss increased to $4,502,502  from $2,228,325 at June 30, 2003. This was partially offset by an increase in Goloil's  accounts payable for the second quarter.

During  2004,  the Company  received  the  reimbursement  of  advances  totaling
$3,658,252 pursuant to its agreement with RussNeft.

During 2004, the Company received $499,999 from the sale of preferred stock. The increase in proceeds from  advances from notes payable to affiliates  represents amounts advanced by RussNeft to Goloil.  As discussed above,  such advances will be eliminated now that the sale of Goloil has been completed.

Income Taxes, Net Operating Losses and Tax Credits

Currently,  Goloil pays a profits  tax in Russia  equal to 24% of net profits as defined  by Russian  income tax law.  As  discussed  in our 10-KSB the  taxation system in Russia is evolving as the central government  transforms itself from a command to a  market-oriented  economy.  Based on  current  tax law and the U.S.
Russian  Income Tax Treaty the profits  tax paid to Russia will be a  creditable tax when  determining the Company's U.S.  income taxes payable,  if any. At June
30,  2004 the  Company  has a U.S.  net  operating  loss tax  carry  forward  of approximately  $24,000,000,  utilization  of which is limited  under IRC section
382.

While the Company  expects to realize a profit of  approximately  $13.0  million from the sale of Goloil, Teton's tax advisors anticipate that it will incur only a relatively small Alternative Minimum Tax liability of approximately  $180,000.
Based on the remaining net operating  loss,  the Company is unlikely to pay U.S.
income taxes in the near to medium term future.

Subsequent Events

On August 3, 2004 the Company  closed and  completed the sale of its interest in
Goloil pursuant to the terms discussed above.

At the annual  meeting on July 16, 2004 the  Company's  shareholders  approved a stock  compensation  plan for  non-employees.  The  maximum  number of shares of
Common Stock with respect to which awards can be granted is 1,000,000 shares. As of August 12, 2004 no grants have been authorized.

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

Property, Equipment and Depreciation: The Company follows the successful efforts method of accounting for oil and gas properties.  As of June 30, 2004 all of the
Company's  oil and gas assets are held in one cost  center  located in  Siberia,
Russia.  As the Company makes  additional  acquisitions  it will have additional cost centers.  Under the  successful  efforts  method of accounting the costs of development wells are capitalized, but exploratory wells are capitalized only if they are  successful.  The Company plans to increase its oil and gas reserves by acquisition and the development of reserves in place.  Accordingly,  acquisition and drilling costs on successful  wells will be capitalized.  Capitalized  costs will be depleted and depreciated  using the units of production  method based on estimated proved oil reserves as determined by independent engineers,  currently
Gustavson and  Associates.  If the estimates of oil and gas reserves are changed materially then the amount of depreciation and depletion recorded by the Company could increase or decrease materially. In addition the carrying costs of the oil and gas properties are subject to the requirements of SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is required to impair the net book value for a cost  center when such net book value is greater than the estimated future cash flows for such cost center.

Pro Rata  Consolidation:  The Company  currently pro rata  consolidates  its 50%
interest in Goloil, because, as of June 30, 2004, Management believes that to be the most meaningful  presentation.  When the Company completes the proposed sale of its  interest  in Goloil  then the assets and  liabilities  of Goloil will be eliminated  in  recording  the  gain on sale.  See the  note 5 to the  financial statements.

Production Payment: During June 2000 the Company entered into a Master Agreement
that  requires,   among  other  things,  a  seven-year   production  payment  to
Energosoyuz  equal to 50% of the oil produced from new and existing Goloil wells in exchange for wells and  facilities  constructed by  Energosoyuz.  Because the production  payment was for a specified amount of production and not for a fixed and determinable dollar amount, the Company did not record such transaction as a loan. Currently, Goloil is paying Energosoyuz a flat amount of 19,000,000 rubles per month (U.S. $650,000), which, at current prices, is less than 50% of the oil produced.  Had the Company not been  successful in its efforts to sell Goloil to
RussNeft,  we would have continued our interest in Goloil reserves,  which would have continued to be subject to a production payment through June 2007.

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
The Company recorded an increase in the asset retirement  obligation  during the interim periods of 2004 solely due to the accretion of the discount.

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

The Company has no current  borrowings other than its pro rata share of Goloil's borrowings, which no longer exist at August 12, 2004.

The Company has not and does not plan to,  enter into any  derivative  financial instruments for trading or speculative purposes.

Prior to August 12, 2004, the Company  conducted  business  primarily in Russia.
Therefore,  changes  in the value of  Russia's  currency  affect  the  Company's financial position and cash flows when translated into U.S. Dollars. The Company has generally  accepted the exposure to exchange rate movements  relative to its investment in foreign operations.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed by our Chief Executive  Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure  controls and  procedures.  Based on that  evaluation,  Our Chief
Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were not completely effective as of June 30, 2004.

In connection with the audit of the year ended December 31, 2003,  there were no
"reportable events" except that the Company's auditors reported to the Company's
Audit  Committee that the auditors'  considered two matters  involving  internal controls  and  their  operation  to be  material  weaknesses.  Specifically,  in connection  with  its  audit of the  consolidated  financial  statements  of the
Company and its  subsidiary  for the year ended  December 31, 2003, the auditors reported  that a material  weakness  existed  related to the lack of  formalized policies and  procedures to permit timely  recording and processing of financial information  to permit  the  timely  preparation  of  financial  statements  and recommended  implementation  of formal policies and procedures and significantly enhancing  the  accounting  staff.  Since  December  31,  2003  the  Company  is
addressing  this  concern  and  has  hired   additional   accounting  staff  and
restructured  certain  accounting and reporting  responsibilities  and is in the process of preparing formal procedures to permit timely recording and processing of financial information.  The second matter related to oversight of its Russian subsidiary and reporting of its financial results on a timely basis which impact and  represents  substantially  all  of  the  Company's  operating  results.  As discussed  above,  the Company  completed the sale of its Russian  subsidiary in
August 2004.  The Company is also in  preliminary  negotiations  with respect to potential  acquisitions.  The Company intends to pursue  acquisitions  where the
Company  will  jointly or fully  operate  which will allow the Company to put in place  those  procedures  and  controls  necessary  to ensure  proper and timely reporting of financial results.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN  SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
SECURITIES

The  securities  described  below  represent our  securities  sold by us for the period  starting April 1, 2004 and ending June 30, 2004 that were not registered under the  Securities  Act of 1933,  as amended,  all of which were issued by us pursuant to exemptions under the Securities Act.  Underwriters  were involved in none of these transactions.

PRIVATE PLACEMENTS OF STOCK FOR CASH

On June 30,  2004 the  Company  issued  11,494  shares of  Series A  Convertible
Preferred  Stock in exchange for $50,000.  The $50,000 had been received  during the first quarter of 2004 and was recorded as a current liability at the time of receipt.  The  Preferred  Stock is  convertible  into Common  Stock on a 1-for-1 basis.  Dividends  accrue quarterly on the Preferred Stock at the annual rate of
8%. The Company has certain  rights to redeem the Preferred  Stock and the stock automatically converts into Common Stock upon the happening of certain specified events.

The offer and sale of the Preferred Stock was made in reliance on the exemptions under Rule 506 of  Regulation  D and  Section  4(2) of the  Securities  Act.  No
advertising or general solicitation was employed in offering the securities. The offer and sale were made to an accredited investor and transfer of the stock was restricted in accordance with the requirements of the Securities Act of 1933.

SALES OF DEBT AND WARRANTS FOR CASH

None.

OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On April 6, 2004,  Teton issued 1,250 shares of Common Stock to a consultant  in exchange for investor relations  services valued at $5,000.  This offer and sale was deemed to be exempt under Section 4(2) of the Securities Act. No advertising or general  solicitation  was employed in offering the securities.  The investor due to the  investor's  relationship  with the Company had access to information concerning  the  Company.  Transfer  of  the  Common  Stock  was  restricted  in accordance with the requirements of the Securities Act of 1933.

On April 16, 2004 Teton issued a total of 5,955 shares of Common Stock valued at
$28,500 to three of its directors  for service on its Board of Directors.  These offers and sales were made in reliance on the  exemption  under  Section 4(2) of the  Securities  Act. No  advertising  or general  solicitation  was employed in offering the securities.  As directors,  the investors had access to information concerning the Company.  The offers and sales were made to accredited  investors and  transfer  of the  Common  Stock  was  restricted  in  accordance  with  the requirements of the Securities Act of 1933.

During  the  second  quarter,  Teton  issued  5,626  shares of  Common  Stock to consultants in exchange for investor relation  services valued at $23,329.  This offer and sale was deemed to be exempt under Section 4(2) of the Securities Act.
No advertising or general  solicitation was employed in offering the securities.
The  consultants  due to their  relationship  with the  Company  had  access  to information concerning the Company.  Transfer of the Common Stock was restricted in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

Date: August 16, 2004                                   By: /s/ Karl F. Arleth
                                                   -----------------------------
                                                          Karl F. Arleth,
                                                          President and CEO

Date: August 16, 2004                                   By: /s/ Patrick A. Quinn
                                                   -----------------------------
                                                          Patrick A. Quinn,
                                                          CFO