Form 10-Q
period 2004-09-30
TETON PETROLEUM CO
filed 2004-11-02
CIK 1131072

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the Quarterly Period Ended September 30, 2004

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

As of October 22,  2004,  9,130,257  shares of the  issuer's  common  stock were outstanding.

                             TETON PETROLEUM COMPANY

                                Table of Contents
                               ------------------
                          PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets September 30, 2004 (Unaudited) and December 31, 2003

Unaudited Consolidated Statements of Operations and Comprehensive Loss Three months ended September 30, 2004 and 2003

Unaudited Consolidated Statements of Operation and Comprehensive Loss Nine months ended September 30, 2004 and 2003

Unaudited Consolidated Statements of Cash Flows Three months ended September 30, 2004 and 2003

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
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                             TETON PETROLEUM COMPANY

                          PART I. FINANCIAL INFORMATION

                           Consolidated Balance Sheets

                                                                                  September 30,    December 31,
                                                                                      2004            2003
                                                                                  (Unaudited)      (Audited)
                                                             Assets               ------------    ------------

Current assets
   Cash .......................................................................   $ 18,137,375     $ 7,515,994
   Current assets of discontinued operations...................................             --       1,615,365
   Prepaid expenses and other assets ..........................................        192,080          95,693
                                                                                  ------------    ------------
        Total current assets ..................................................     18,329,455       9,227,052
                                                                                  ------------    ------------

Non-current assets
   Non-current assets of discontinued operations...............................             --      11,473,139
   Fixed assets, net ..........................................................         39,290          18,184
                                                                                  ------------    ------------
         Total non-current assets .............................................         39,290      11,491,323
                                                                                  ------------    ------------

Total assets ..................................................................   $ 18,368,745     $20,718,375
                                                                                  ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities ...................................   $    431,605     $   376,429
   Current liabilities of discontinued operations..............................             --      10,010,310
                                                                                  ------------    ------------
         Total current liabilities ............................................        431,605      10,386,739
                                                                                  ------------    ------------

Non-current liabilities
   Discontinued operations.....................................................             --         126,500
                                                                                  ------------    ------------
         Total non-current liabilities ........................................             --         126,500
                                                                                  ------------    ------------
         Total liabilities ....................................................        431,605      10,513,239
                                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock, $.001 par value, 25,000,000 shares authorized, 281,460 and 618,231 issued and outstanding at September 30, 2004 and December 31, 2003.  Liquidation preference at September 30, 2004 and
      December 31, 2003 of $1,248,838 and $2,689,305, respectively.............            281             618
   Common stock, $0.001 par value, 250,000,000 shares
      authorized, 9,121,806 and 8,584,068 shares issued and outstanding at
      September 30, 2004 and December 31, 2003, respectively...................          9,122           8,584
   Additional paid-in capital .................................................     37,670,181      37,073,366
   Unamortized preferred stock dividends.......................................             --        (118,610)
   Accumulated deficit ........................................................    (19,742,444)    (27,657,578)
   Foreign currency translation adjustment ....................................             --         898,756
                                                                                  ------------    ------------
         Total stockholders' equity ...........................................     17,937,140      10,205,136
                                                                                  ------------    ------------

Total liabilities and stockholders' equity ....................................    $18,368,745    $ 20,718,375
                                                                                  ============    ============

See notes to unaudited consolidated financial statements

                             TETON PETROLEUM COMPANY

 Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                      For the Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        2004            2003
                                                    ------------    ------------                                                               -----------      ----------

Cost and expenses:
  General and administrative$ ...................        521,140    $    921,761
   Depreciation .................................          3,481             750
                                                    ------------    ------------
          Total cost and expenses ...............        524,621         922,511
                                                    ------------    ------------

Loss from operations ............................       (524,621)       (922,511)
                                                    ------------    ------------

Other income (expense)
  Other income ..................................         36,495            --
  Finance charges ...............................           --           (61,569)
                                                    ------------    ------------
     Total other income (expense) ...............         36,495         (61,569)
                                                    ------------    ------------

Loss from continuing operations .................       (488,126)       (984,080)

Discontinued operations, net of tax .............     13,804,517        (768,087)
                                                    ------------    ------------

Net income (loss) ...............................     13,316,391      (1,752,167)

Preferred stock dividend ........................        (24,487)        (18,556)
                                                    ------------    ------------

  Net income (loss) applicable to common shares .     13,291,904      (1,770,723)

Other comprehensive income, net of tax
 effect of exchange rates (net of
 reclassification adjustments of $615,900 and $0)       (615,900)        (80,590)
                                                    ------------    ------------

Comprehensive income (loss) .....................   $ 12,676,004    $ (1,851,313)
                                                    ============    ============
Basic and diluted weighted average common
  shares outstanding ............................      9,121,094       6,807,360
                                                    ============    ============
Basic and diluted income (loss) per common share
  for continuing operations .....................   $       (.06)   $      (0.15)
                                                    ============    ============
Basic and diluted income (loss) per common share
  for discontinued operations ...................   $       1.51    $      (0.11)
                                                    ============    ============

Basic and diluted income (loss) per common share    $       1.46    $      (0.26)
                                                    ============    ============

See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

 Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

                                          For the Nine Months Ended
                                                 September 30,
                                         ----------------------------
                                             2004            2003
                                         ------------    ------------

Cost and expenses:
  General and administrative .........   $  4,350,594    $  2,675,683
   Depreciation ......................          7,315           2,500
                                         ------------    ------------
      Total cost of sales and expenses      4,357,909       2,678,183
                                         ------------    ------------

Loss from operations .................     (4,357,909)     (2,678,183)
                                         ------------    ------------

Other income (expense)
  Other income .......................         70,460            --
  Finance charges ....................           --           (61,916)
                                         ------------    ------------
     Total other income (expense) ....         70,460         (61,916
                                         ------------    ------------

Loss from continuing operations ......     (4,287,449)     (2,740,099)

Discontinued operations, net of tax ..     13,101,338      (1,240,393)
                                         ------------    ------------

Net income (loss) ....................      8,813,889      (3,980,492)

Imputed preferred stock dividends
 for inducements and beneficial
 conversion charges ..................       (521,482)           --

Preferred stock dividend .............        (81,462)        (18,556)
                                         ------------    ------------

Net income (loss) applicable
 to common shares ....................      8,210,945      (3,999,048)

Other comprehensive income, net of tax
  effect of exchange rates (net of
  reclassification adjustments of
  $615,900 and $0) ...................       (898,756)        375,000
                                         ============    ============

Comprehensive income (loss) ..........   $  7,312,189    $ (3,624,048)
                                         ============    ============

Basic and diluted weighted
 average common shares outstanding ...      8,996,498       6,614,638
                                         ============    ============

Basic and diluted income (loss)
 per common share for continuing
 operations ..........................   $      (0.54)   $      (0.42)
                                         ============    ============

Basic and diluted income (loss)
 per common share for
 discontinued operations .............   $       1.46    $      (0.19)
                                         ============    ============

Basic and diluted income
 (loss) per common share .............   $       0.91    $      (0.61)
                                         ============    ============

See notes to unaudited consolidated financial statements.

                             TETON PETROLEUM COMPANY

                 Unaudited Consolidated Statements of Cash Flows

                                                  For the Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                   2004           2003
                                              ------------    ------------
Cash flows from operating activities

Net income (loss) .........................      8,813,889    $ (3,980,492)
                                              ------------    ------------
Adjustments to reconcile net (loss)
 income to net cash used in operating
 activities

Depreciation ..............................          7,315           2,500
Gain on sale of discontinued operations ...    (13,804,517)           --
Stock and warrants issued for services and
 interest .................................        162,594          97,901
Amortization of note payable discount .....           --            62,257
 Changes in assets and liabilities
 From discontinued operations .............      1,740,268        (924,014)
 Prepaid expenses .........................        (96,387)            454
 Accounts payable and accrued liabilities .         55,176            --
                                              ------------    ------------
                                               (11,935,551)      1,087,126
                                              ------------    ------------
    Net cash (used in) operating activities     (3,121,662)     (2,893,366)
                                              ------------    ------------

Cash flows from investing activities
   Proceeds from sale of discontinued
    operations net of taxes ...............      7,933,450            --
   Repayment of loans from discontinued
    operating entity ......................      6,040,000            --
   Increase in fixed assets ...............        (28,421)           --
   Increase in non-current of discontinued
    operating entity ......................     (3,004,632)     (4,210,578)
                                              ------------    ------------
    Net cash provided by (used in)
     investing activities .................     10,940,397      (4,210,578)
                                              ------------    ------------

Cash flows from financing activities
   From discontinued operations ...........      3,258,378       2,159,380
   Proceeds from stock subscriptions ......           --         1,939,610
   Proceeds from issuance of stock, net
    of issue costs of $50,000 and $98,100 .        499,999       3,619,444
   Proceeds from notes payable ............           --           628,750
   Payment of dividends ...................        (56,975)           --
                                              ------------    ------------
     Net cash provided by financing
      activities ..........................      3,701,402       8,347,184
                                              ------------    ------------

Effect of exchange rates on cash ..........       (898,756)        375,000
                                              ------------    ------------

Net increase (decrease) in cash ...........     10,621,381       1,243,240

Cash - beginning of year ..................      7,515,994         712,013
                                              ------------    ------------

Cash - end of period ......................   $ 18,137,375    $  1,955,253
                                              ============    ============

See notes to unaudited consolidated financial statements.

Supplemental disclosure of non-cash activity:

During the nine months ended  September 30, 2004,  the Company had the following transactions:

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
     (iii) issued  13,098  shares of common stock valued at $46,000 for services rendered by the outside directors.

     Approximately   $1,317,000  of  capital   expenditures   for   discontinued
     operations  were  included  in  accounts  payable  at  June  30,  2004  and approximately  $1,786,000 of capital  expenditures were in accounts payable at December  31, 2003 for a decrease  during the six months  ended June 30,
     2004 of $469,000.

     Conversion of 463,207 shares of preferred  stock,  plus dividends of 37,057 shares converted into 500,264 shares of common stock.

     The Company  issued  50,000  warrants  valued at $22,863 in  settlement  of accrued liabilities at December 31, 2003.

     The Company  accrued  dividends  to  preferred  stockholders  of $24,487 at
     September 30, 2004.

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

     Approximately $1,888,000 of capital expenditures for oil and gas properties was  included  in  current  liabilities  from  discontinued  operations  at
     September 30, 2003.

     Dividends of $18,556 were accrued on preferred stock.

                            TETON PETROLEUM COMPANY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The  September  30, 2004  financial  statements  are  unaudited  and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating  results for the interim  periods.  Prior to July 1, 2004 the  unaudited  financial  statements  include a pro-rata  consolidation  of the
Company's  50%  interest in ZAO Goloil,  a Russian  closed  joint-stock  company
(`Goloil").  The Company  sold all of its interest in Goloil  effective  July 1,
2004 (See note 5). At the time of sale, Goloil's  activities  represented all of the oil and gas operating activities of the Company. As a result, the activities of Goloil  have been  reported  as  "discontinued  operations"  for all  periods presented. The unaudited financial statements contained herein should be read in conjunction  with the financial  statements  and notes thereto  contained in the
Company's financial statements for the year ended December 31, 2003, as reported in the Company's Form  10-KSB/A.  The results of operations for the period ended
September 30, 2004 are not necessarily  indicative of the results for the entire fiscal year.

Certain amounts for September 30, 2003 have been adjusted to include adjustments to exploration expenses and depreciation, depletion and amortization made during the fourth quarter of 2003.

Earnings Per Share

At the March 19, 2003 shareholders' meeting, the Company's shareholders approved a reverse 1 for 12 stock  split.  All share  amounts and earnings per share have been adjusted to reflect the split.

All potential dilutive securities have an antidilutive effect on earnings (loss)
per share and  accordingly,  basic and dilutive  weighted average shares are the same.

Basic and diluted loss per common share from continuing  operations includes the effects of preferred stock dividends.

Note 3 - Stockholder's Equity

Private Placements of Common Stock

During the nine months ended September 30, 2004,  37,474 common shares valued at
$148,029 were issued for (i) the  settlement of accrued  liabilities of $82,029;
and (ii) services provided by consultants of $20,000 and (iii) services provided by the advisory board of $46,000.

50,000 warrants were issued to settle a liability at December 31, 2003 valued at
$46,967.  We also issued 100,000 warrants to a consultant valued at $102,094 for services.

Private Placements of Series A Convertible Preferred Stock

During the nine-month  period ending September 30, 2004 the Company received the following  proceeds from the issuance of privately  placed  preferred stock at a price of $4.35 per share.

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
Accordingly,  no compensation  cost has been recognized for stock options issued
to  employees,   officers  and  directors  under  the  stock  option  plan.  Had compensation  cost for the Company's  options issued to employees,  officers and directors been  determined  based on the fair value at the grant date for awards consistent  with the provisions of SFAS No. 123, as amended by SFAS No. 148, the
Company's  net income (loss) and basic income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                        For the Three Months Ended
                                                              September 30,
                                                        -------------------------
                                                           2004           2003
                                                       ------------   ------------
Net income (loss) - as reported                         $13,291,904   ($1,770,723)

Add fair value of employee compensation expense                 --      (308,414)
                                                       ------------   ------------
Net income (loss) per common share - pro forma           13,291,904   ($2,079,137)
                                                       ============   ============
Basic income (loss) per common share - as reported           $ 1.46        ($0.26)
                                                       ============   ============
Basic income (loss) per common share - pro forma             $ 1.46        ($0.31)
                                                       ============   ============

                                                        For the Nine Months Ended
                                                              September 30,
                                                        -------------------------
                                                           2004           2003
                                                        ------------   ----------
Net income (loss) - as reported                        $  8,210,945   $(3,999,048)
Add fair value of employee compensation expense          (3,512,305)   (4,879,440)
                                                        ------------   ----------
Net income (loss) per common share - pro forma         $  4,698,640    $(8,878,488)
Basic income (loss) per common share - as reported     $        .91    $     (0.61)
                                                        ============   ==========
Basic loss per common share - pro forma                $        .52    $     (1.34)
                                                        ============   ==========

Note 5-Sale of Goloil Shares

Effective July 1, 2004 the Company finalized its sale of Goloil to RussNeft,  an
Open  Joint-Stock  Company  organized under the laws of the Russian  Federation.
Pursuant  to the terms of the Sale and  Purchase  Agreement  (the  "Agreement"),
RussNeft  paid  $8,960,000  for  all of  the  Company's  shares  of  Goloil.  In connection  with the Agreement,  the Company  entered into a separate  agreement with Goloil for repayment of all of the outstanding advances owed to the Company totaling $6,040,000, all of which had been repaid.

The Company's  income (loss) from  discontinued  operations for the three months ended September 30, 2004 and 2003 are summarized as follows:

                                                        For the Three Months Ended
                                                              September 30,
                                                        -------------------------
                                                           2004           2003
                                                       ------------   ------------
Sales                                                 $          --    $ 2,718,066
Cost of sales and expenses                                       --      3,448,467
                                                       ------------   ------------
Loss from operations                                             --       (730,401)
Other income (expense):
Interest expense                                                 --
(56,556)
                                                       ------------   ------------
Net loss from discontinued operations,
  before tax                                                     --       (786,957)
Income tax benefit (expense)                                     --         18,870
                                                       ------------   ------------
Net loss from discontinued operations, before
  Gain on disposal                                               --       (768,087)

Gain on sale of Goloil stock, net of tax of $181,000     13,804,517            --
                                                       ------------   ------------

Income (loss) from discontinued operations             $ 13,804,217   $   (768,087)
                                                       ============   ============

The Company's  income (loss) from  discontinued  operations  for the nine months ended September 30, 2004 and 2003 are summarized below:

                                                        For the Nine Months Ended
                                                              September 30,
                                                        -------------------------
                                                           2004           2003
                                                       ------------   ------------
Sales                                                 $   6,552,138    $ 9,105,338
Cost of sales and expenses                                7,072,272     10,064,044
                                                       ------------   ------------
Loss from operations                                       (520,134)      (958,706)
Other income (expense):
Interest expense                                           (166,216)
(178,139)
                                                       ------------   ------------
Net loss from discontinued operations,
  before tax                                               (686,350)    (1,136,845)
Income tax                                                  (16,829)      (103,548)
                                                       ------------   ------------
Net loss from discontinued operations, before
  Gain on disposal                                         (703,179)    (1,240,393)

Gain on sale of Goloil stock, net of tax of $181,000     13,804,517             --
                                                       ------------   ------------

Income (loss) from discontinued operations             $ 13,101,338   $ (1,240,393)
                                                       ============   ============

The gain on sale of Goloil stock is calculated as follows:

Sale price for  Goloil shares                                                $ 8,960,229
         Less direct transaction expenses:
         Investment banking fee                                                 (750,000)
         Net fees and expenses                                                  (276,779)
                                                                            ------------
    Net proceeds                                                               7,933,450

         Net deficit of Goloil at date of sale                                 5,436,167
                                                                           -------------

         Gain on disposal of subsidiary                                       13,369,617
Plus reclassifications of translation gain on disposal                           615,900
                                                                          --------------
     Gain on disposal before income taxes                                     13,985,517
Estimated alternative minimum taxes due                                         (181,000)
                                                                           -------------
              Gain on disposal of ZAO Goloil, net of taxes                  $ 13,804,517
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
McGrady  held 35.29% and  InvestPetrol  held 29.41% of the equity  interests  in
Goloil.  However, until Goltech and McGrady received the return of 100% of their capital  investment  in Goloil,  they were each  entitled to a 50% net profit in
Goloil. Goloil is managed by a seven person management board on which we had two
representatives.   Pursuant   to  the   existing   agreements   among   Goloil's
shareholders,  Goltech and McGrady shared equally in capital expenditures, gross revenues,  costs  and  expenses,  until  they  received  100%  return  of  their investments in Goloil. Limited Liability Company Energosoyuz-A ("EUA"), a wholly owned  subsidiary of RussNeft,  is the lessor of certain oil field facilities to
Goloil  pursuant  to a Lease  Agreement  No.  EST  160/000630  (the  "EUA  Lease
Agreement") among EUA as lessor and Goloil as lessee dated as June 2000. EUA was also the recipient of a production payment ("Production  Payment") consisting of
50%  of  Goloil's  production  (or  at  EUA's  option,  cash  in  lieu  of  such production).  Since October 2003 through the effective date of the sale EUA took cash instead of oil under the Production  Payment in the amount of approximately
$650,000  per month.  In  addition,  Goloil has been  selling its oil at a fixed
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

Financial highlights from the quarter ended September 30, 2004 include the following:

o    Teton has sold its  share in  Goloil  and  recorded  a gain of  $13,804,517 during third quarter.

o    Teton's net loss from continuing  operations for the third quarter narrowed to $488,126 from $984,080 for the same period in 2003.

During 2004 Teton's activities have been focused in two areas:

o    Negotiating and finalizing the sale of Goloil to RussNeft; and

o    Evaluating potential  acquisitions of other producing oil properties in the
     United States, Russia and the CIS.

Sale of Goloil Interest to RussNeft

The sale of the Company's interest in Goloil received shareholder  approval,  at our annual  meeting held July 16,  2004,  and the sale closed on August 3, 2004, effective  July 1, 2004 for  accounting  purposes.  The  purchase  price for our
35.30%  interest in Goloil was $8,960,000 in cash.  Goloil also repaid  advances made by the Company to Goloil  totaling  $6,040,000.  The advances  were made to
Goloil by the Company to finance our 50% share of Goloil's capital  expenditures and currently  bore interest at the rate of 8% per annum.  The gross proceeds of the two transactions to the Company totaled $15,000,000.

2004 Operational and Financial Objectives - Update

During  2004,  the Company has been  actively  seeking to make  acquisitions  of producing properties in the United States, Russia and the CIS, where the Company itself  will have the  opportunity  to jointly or fully  operate  the  property.
Specifically  the Company has  determined to target  properties in North America with existing  production  in the range of 400 to 600 barrels of oil  equivalent per day and 2,000 barrels of oil  equivalent  per day in the former Soviet Union with  upside  potential  from  developmental  drilling  and  other  exploitation opportunities.  Among the financial  criteria for such acquisitions is that they generate  positive  cash flow and be  accretive  to the  Company  earnings  in a reasonable period of time. To date, the Company has evaluated over 300 projects, rejected 291, submitted 4 offers, with approximately 10 projects remaining open, pending further review.

Prior to August 2004 the Company emphasized  acquisitions in Russia and the CIS.
Recent developments in Russia have caused the Company to expand the focus of its efforts, most recently, on opportunities in North America.

The  Company's  plans  to  pursue  acquisitions  means  that it will  incur  due diligence  and  legal  expenses,  which  will be  included  in its  general  and administrative  expenses.  The  Company  is now  devoting  significant  internal resources  to  evaluating  acquisitions  while also  utilizing  the  services of outside technical, legal and accounting consultants.

Results of Operations

The Company has a net loss from continuing operations for the three months ended
September  30,  2004 of $488,126  which is $495,954  less than the net loss from continuing  operations  for the same  period  in 2003.  Third  quarter  domestic general and  administrative  expense at the Company  decreased from $921,761 for
2003 to $521,140 in 2004,  a decrease of 43%.  The key factors  contributing  to this  decrease  were a  decrease  in  consulting  fees of  $197,820,  as well as decreases in advertising and public  relations  expenses of $142,787,  legal and accounting  expenses  of  $183,300  and public  company  compliance  expenses of
$47,338.  Since the agreement to sell Goloil was signed in the second quarter of
2004, the Company has reduced its ongoing  general and  administrative  expenses by, among other things,  significantly  reducing its investor  relations-related costs and corporate personnel associated with its discontinued operations. Other income in 2004 includes interest income from the cash balances  maintained.  The
Company expects to continue to streamline its costs in the future.

The Company has a net loss from continuing  operations for the nine months ended
September 30, 2004 of $4,287,449  which is $1,547,350  less than the  $2,740,099 net loss for the same period in 2004.  General and  administrative  expenses for
Teton increased to $4,350,594 from $2,675,683, a 63% increase. Such increase was primarily  incurred  prior to June 30,  2004 and was  related  to  increases  in compensation  of  $899,289,  increase in  advertising  and public  relations  of
$216,152 and increases due to costs associated with the Company's pursuit of new acquisitions  of oil  and  gas  properties  in  Russia,  including  $102,598  in consulting  fees and  $246,069 in legal and  accounting  fees.  Other  increases include $145,260 in public company  compliance  costs. The Company also incurred increased  costs  associated  with the sale of Goloil,  primarily  in the second quarter.

Discontinued Operations

See note 5 for a summary of the income (loss) from discontinued operations.  The
Company considered the sale of Goloil to be effective July 1, 2004.  Accordingly the  operating  activities of Goloil for the six months ended June 30, 2004 have been  included in the  Company's  September  30,  2004  unaudited  statement  of operations  as a net  loss  from  discontinued  operations.  Goloil's  operating revenues and  expenses  for six months of 2004 are less than 2003 because  Teton has  recorded  a full  nine  months of  operations  for  2003.  Goloil  sold its production in 2004 at an average  price of $18.98 per barrel which  approximates the price sold in 2003,  however 2004  production  was sold  exclusively  to the domestic  and near abroad  markets and not the export  market  which during 2004 were selling oil at a price  substantially  above the price  received.  Prior to
September  30,  2003,  Goloil  had sold its oil for a blended  oil  price  which included sales to the export market.

The  $13,722,317  gain includes the $8,960,000  proceeds from the sale of Goloil stock,  net of $829,734 in expenses and  $181,000 in current  U.S.  income taxes plus the elimination of approximately  $5.8 million in net liabilities  included in the pro rata consolidation of Goloil as of June 30, 2004

Liquidity and Capital Resources

The  Company  had a cash  balance of  $18,137,375  on  September  30, 2004 and a working capital surplus of $17,897,850.

The Company expects that it will invest in its acquisition  program,  all but $3 million of its cash  combined with an estimated $10 to $20 million in additional financing.  The additional $10 to $20 million is anticipated to be composed of a combination of debt and equity.

Sources and Uses of Funds

Historically,  Teton's  primary  source of liquidity  has been cash  provided by equity  offerings.  Such  offerings  will continue to play an important  role in financing  Teton's  business.  On July 16, 2004 the  shareholders  approved  the issuance of common stock which could result in an increase in outstanding shares of common stock of 20% or more. In addition, the Company is working to establish a borrowing  facility with one or more  international  banks, most likely in the form of a  revolving  line  of  credit  that  will  be  used  primarily  for the acquisition  of producing  properties and for  developmental  drilling and other capital expenditures.

Cash Flows and Capital Expenditures

During the nine months ended  September 30, 2004 the Company used  $4,137,100 in its  operating  activities  primarily  to  finance  its  efforts  in  respect of potential  acquisitions and in respect of personnel costs.  This amount compares to $2,893,366 used in operating activities in 2003.

During  2004,  the Company  received  the  reimbursement  of  advances  totaling
$6,040,000  pursuant to its  agreement  with  RussNeft  and, net of expenses and taxes, $7,949,266 from the sale of Goloil.

During 2004, the Company received $499,999 from the sale of preferred stock. The increase in proceeds from  advances from notes payable to affiliates  represents amounts advanced by RussNeft to Goloil.  As discussed above,  such advances will be eliminated now that the sale of Goloil has been completed.

Income Taxes, Net Operating Losses and Tax Credits

While the Company  expects to realize a U.S. tax gain from sale of  discontinued
operations of approximately $12.0 million,  After utilization of NOL and current year operating  losses,  Teton  anticipates that it will incur only a relatively small Alternative Minimum Tax liability of approximately  $181,000. At September
30, 2004, after the gain on sale, the Company has a remaining net operating loss for U.S. income tax purposes of $14,000,000.  Such net operating loss is subject to U.S.  Internal Revenue Code Section 382  limitations.  As of November 1, 2004 utilization of the NOL is limited to approximately $900,000 per annum.

Subsequent Events

There are no subsequent events to report.

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

The Company has no current borrowings.

The Company has not and does not plan to,  enter into any  derivative  financial instruments for trading or speculative purposes.

Prior to July 1, 2004,  the  Company  conducted  business  primarily  in Russia.
Therefore,  changes in the value of Russia's  currency  affected  the  Company's financial position and cash flows when translated into U.S. Dollars. The Company has generally  accepted the exposure to exchange rate movements  relative to its investment in foreign operations.

ITEM 4. CONTROLS AND PROCEDURES

As of September  30, 2004, an  evaluation  was performed by our Chief  Executive
Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of our disclosure  controls and procedures.  Based on that evaluation, our Chief  Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were not completely effective as of September
30, 2004.

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

ITEM 2. CHANGES IN  SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
SECURITIES

The  securities  described  below  represent our  securities  sold by us for the period  starting  July 1,  2004 and  ending  September  30,  2004  that were not registered  under the  Securities  Act of 1933,  as  amended,  all of which were issued by us pursuant to exemptions under the Securities Act.  Underwriters were involved in none of these transactions.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On July 7, 2004 Teton  issued a total of 7,143  shares of Common Stock valued at
$17,500 to three of its directors  for service on its Board of Directors.  These offers and sales were made in reliance on the  exemption  under  Section 4(2) of the  Securities  Act. No  advertising  or general  solicitation  was employed in offering the securities.  As directors,  the investors had access to information concerning the Company.  The offers and sales were made to accredited  investors and  transfer  of the  Common  Stock  was  restricted  in  accordance  with  the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The  Company  held its annual  meeting of  stockholders  on July 16,  2004.  The matters voted on at the meeting and the results of the stockholder voting are as follows:

Proposal                                                             Voting Results
--------                                                             --------------
                                                                  Votes        Percent
                                                                  -----        -------

Item No. 1.
Election of Directors

         H. Howard Cooper                     For               6,449,613       85.80%
                                              Withheld          1,067,702       14.20%

         Karl F. Arleth                       For               6,655,626       88.54%
                                              Withheld            861,689       11.46%

         Thomas F. Conroy                     For               6,694,978       89.06%
                                              Withheld            822,337       10.94%

         James J. Woodcock                    For               6,695,095       89.06%
                                              Withheld            822,220       10.94%

         John T. O'Conner                     For               6,702,667       89.16%
                                              Withheld            814,648       10.84%

Item No. 2.
A proposal to ratify the board's              For               6,920,031       92.05%
selection of Ehrhardt Keefe Steiner           Against             574,965        7.65%
& Hottman PC as the Company's                 Abstain              22,319         .30%
independent auditor's for the fiscal
year ending December 31, 2004

Item No. 3
A proposal to approve the sale of the         For               5,457,075       72.59%
Company's indirect equity interest in         Against             123,370        1.64%
The Siberian-Texan Joint Stock Company        Abstain              24,085         .32%
Goloil to the Open-Joint Stock Oil and
Gas Company Russneft, all as set forth
in the Share Sale and Purchase Contract
dated April 20, 2004, between Goltech
Petroleum LLC, our wholly-owned
Subsidiary, and Russneft

Item No. 4
A proposal to approve the issuance of         For               4,097,520       54.51%
common stock or securities convertible        Against           1,474,786       19.62%
into or exercisable for common stock          Abstain              32,224         .43%
(which may be issuable, exercisable or
convertible below the then current market
value of the common stock) which could
result in an increase in outstanding
shares of common stock of 20% or more

Item No. 5
A proposal to approve the 2004                For               3,702,890       49.26%
Non-Employee Stock                            Against           1,829,638       24.34%
Compensation Plan                             Abstain              72,002         .96%

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

Date: November 1, 2004                                   By: /s/ Karl F. Arleth
                                                   -----------------------------
                                                          Karl F. Arleth,
                                                          President and
                                                          Chief Executive
Officer

Date: November 1, 2004                                  By: /s/ Patrick A. Quinn
                                                   -----------------------------
                                                          Patrick A. Quinn,
                                                          Chief Financial
Officer

(Principal
Financial
                                                          and Accounting
Officer)