Form 10-K
period 2004-12-31
TETON PETROLEUM CO
filed 2005-03-31
CIK 1131072

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                         FORM 10-K

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

Commission File No. 000-31170

                                  TETON PETROLEUM COMPANY
                   (Exact name of registrant as specified in its charter)

      DELAWARE                                        1482290
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                               1600 Broadway, Suite 2400
                                Denver, Co. 80202 - 4921
                        (Address of principal executive offices)

Registrant's telephone number:  303.542.1878

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

      Title of Class                Name of Each Exchange on Which Registered
      --------------                -----------------------------------------
      Common Stock                  American Stock Exchange

Indicate by a check mark whether the registrant  (1) filed all reports  required to be filed by Section 13 or 15(d) of the Exchange  Act during the  preceding 12 months (or for such shorter period that the Registrant was required to file such reports)  and (2) has been subject to such filing  requirements  for the past 90 days. YES [X] NO [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by a check mark  whether the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The issuer's revenue for its most recent fiscal year was $0

As of June 30,  2004,  approximately  9,114,663  shares  of  common  stock  were
outstanding.   The   aggregate   market  value  of  the  common  stock  held  by
non-affiliates of the issuer, as of June 30, 2004, was approximately $21,060,742 based on the closing bid of $2.45 for the  issuer's  common stock as reported on the American Stock Exchange.  Shares of common stock held by each director, each officer  named  in  Item  12,  and  each  person  who  owns  10% or  more of the outstanding  common stock have been excluded from this  calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As  of  March  10,  2005  the  issuer  had  9,741,773  shares  of  common  stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                         FORM 10-K
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                           INDEX

PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6    Selected Financial Data
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures about Market Risks
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures
Item 9B   Other Information

PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accountant Fees and Services

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

o     general economic conditions
o     the market price of, and demand for, oil and natural gas
o     our ability to service future indebtedness
o     our ability to raise  additional  equity capital,  obtain debt financing,  or generate sufficient revenues to fund our operating and development plan
o     our success in completing development and exploration activities
o     expansion and other development trends of the oil and gas industry
o     our present company structure
o     our accumulated deficit
o     acquisitions and other business  opportunities that may be presented to and pursued by us
o     our ability to integrate our acquisitions into our company structure
o     changes in laws and regulations

                                          Summary

Until July 16, 2004 Teton  Petroleum  Company  ("Teton," the "Company,"  "We" or
"Us") through a  consolidated  Russian  subsidiary  ZAO Goloil  ("Goloil"),  was primarily  engaged in oil and gas  exploration,  development,  and production in
Western Siberia, Russia.

For  the  first  six  months  of  2004  Teton's  efforts  were  concentrated  on negotiating and finalizing the sale of Goloil.

Effective  July 1, 2004,  for  accounting  purposes,  Teton sold its interest in
Goloil and recorded a gain of $13,087,000.

Since the sale of  Goloil  the  Company  has  focused  on  evaluating  potential acquisitions of oil and gas properties located in the United States,  Russia and the Commonwealth of Independent States.

During  December  2004 the Company  entered into a binding  letter of intent and subsequent to year-end  entered into a formal  contract to acquire up to 180,000 acres of oil and gas leases in a significant  block of acreage in North America, subject to the completion of due diligence and other conditions.  See subsequent events on page 19.

On February 15, 2005, in a second transaction,  the Company purchased 25% of the membership interest of Piceance Gas Resources,  LLC, a Limited Liability Company
whose  primary  asset  is oil and  gas  rights  and  leasehold  assets  covering approximately  6,300  acres in the  Piceance  Basin  of  Western  Colorado.  See subsequent events on page 19.

Item 1.  BUSINESS.

Background

     The Company is an  independent  energy  company  engaged  primarily  in the development,  production  and marketing of natural gas and oil in North America.
We intend to increase  stockholder  value by  profitably  growing  reserves  and
production,   primarily  through  drilling  operations.  We  seek  high  quality exploration  and  development  projects with  potential for providing  long-term
drilling   inventories  that  generate  high  returns.   The  Company's  current
operations are focused in the Rocky Mountain  Region of the United States.  From
its  inception  until 2004,  the Company  was  primarily  engaged in oil and gas exploration,  development,  and production in Western Siberia,  Russia.  In July
2004,  the Company's  shareholders  voted to sell its Russian  operations to the
Company's  Russian  partner.  The sale, which was deemed effective as of July 1,
2004, for accounting purposes,  resulted in our reporting a gain of $13,087,000.
The purchase  price for our 35.30%  interest in Goloil was  $8,960,000  in cash, which was received  during August 2004.  Goloil also repaid advances made by the
Company to Goloil totaling  $6,040,000.  The advances were made to Goloil by the
Company to finance our 50% share of Goloil's capital  expenditures and currently bore  interest  at the  rate of 8% per  annum.  The  gross  proceeds  of the two transactions to the Company totaled $15,000,000.

     Between   July  2004  and  January  2005  the  Company   actively   pursued
opportunities  in  North  America  and  abroad  in order  to  redeploy  the cash generated in the sale of its Goloil asset. In December 2004 and again in January
2005,  the  Company  reported  the  signing  of a binding  letter of intent  and definitive purchase agreement,  respectively, for up to 180,000 acres located in
North America. The Company made an additional purchase in February 2005 of a 25%
interest in Piceance Gas Resources,  LLC ("PGR") which owns approximately  6,300 acres in the  Piceance  Basin,  located  northwest  of the Grand Valley Field in
Western  Colorado.  The purchase price of the 25% interest is $5.25 million cash and 450,000  unregistered  shares of Teton common  stock.  Teton also issued PGR
Partners,  LLC warrants to purchase  200,000  shares of Teton common stock at an exercise  price of $2.00 per share,  exercisable  for five  years.  Please  read
Subsequent Events on Page 19.

Available Information

     The Company's Internet address is www.tetonpetroleum.com. Electronic copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, and current  reports on Form 8-K, and amendments to those reports are available free of charge by visiting the "Financials" section of www.tetonpetroleum.com.  These
reports  are  posted  as  soon  as   reasonably   practicable   after  they  are
electronically  filed with the  Securities and Exchange  Commission.  Additional information  including the Company's Code of Business Conduct and Ethics is also available on our website.

Business Strategy

The  Company's  objective  is to  expand  its  natural  gas  and  oil  reserves, production  and revenues  through a strategy  that  includes the  following  key elements:

Initiate drilling operations.  With the acquisition of the Piceance acreage, the
Company intends to initiate drilling operations  beginning in the second quarter of 2005.  PGR's  business  plan for 2005  includes  drilling  a minimum of eight wells. PGR is the operator of record in our Piceance Basin Project. Teton owns a
25% interest in PGR. Teton may operate in other areas.  The Company  understands
that  there  is  significant   competition  for  the  acquisition  of  producing
properties and therefore  growing the Company through drilling  opportunities is also essential.  Acquire producing properties. The Company's acquisition efforts are focused on properties that fit well within  existing  operations or in areas where the Company is  establishing  new  operations  or where it believes that a base of existing production will produce an adequate foundation for economies of scale necessary to grow a business within a geography or business segment.

Pursue  geographic  expansion.  The Company and its key executives have operated both within the United States and internationally. The Company believes that its international  experience  provides  it  with  a  significant  competitive  edge relative to similarly  situated  organizations  that tend to remain localized in their operations and focus. The Company believes that geographic diversification provides the ultimate  hedge to being able operate an energy  concern during the peaks and troughs of the energy business cycle.

Reduce  risks  inherent in oil and natural gas  development  and  marketing.  An integral  part of the  Company's  strategy  has been and will  continue to be to concentrate on development  drilling and/or the drilling of exploratory step out wells that are inherently less risky than drilling wild cat wells.

Pursuit of Selective Complementary  Acquisitions.  We seek to acquire long-lived producing  properties with a high degree of operating control, or operators that are known to be competent in the area, that contain  opportunities to profitably increase natural gas and crude oil reserves booked by the Company.

Our 2005  strategy  is to focus on a  disciplined  approach to  investment  that
balances  our  drilling  effort  between   exploration   opportunities  and  the
development program, along with complimentary acquisition opportunities.

The preceding  paragraphs,  discussing our strategic pursuits and goals, contain forward-looking  information.  There  can  be  no  assurance  that  we  will  be successful  in carrying out our business  strategy or that our strategy will not change as we evaluate and pursue our business strategy.

Governmental Regulation

The  Company's  business  and the  natural  gas  industry in general are heavily regulated. The availability of a ready market for natural gas production depends
on  several  factors  beyond  the  Company's  control.   These  factors  include
regulation of natural gas production,  federal and state  regulations  governing environmental quality and pollution control, the amount of natural gas available for sale, the  availability of adequate  pipeline and other  transportation  and processing  facilities and the marketing of competitive fuels. State and federal regulations  generally  are intended to prevent  waste of natural  gas,  protect rights to produce  natural gas between owners in a common  reservoir and control contamination of the  environment.  Pipelines are subject to the jurisdiction of various federal, state, and local agencies.

The Company  believes that it is in substantial  compliance  with such statutes, rules,  regulations and governmental orders,  although there can be no assurance that this is or will  remain  the  case.  Failure  to comply  with such laws and regulations can result in substantial  penalties.  The regulatory  burden on the industry  increases  our cost of doing  business and affects our  profitability.
Although we believe we are in substantial  compliance  with all applicable  laws
and   regulations,   such  laws  and  regulations  are  frequently   amended  or
reinterpreted so we are unable to predict the future cost or impact of complying with such laws and regulations.

The  following  discussion of the  regulation  of the United States  natural gas industry is not  intended to  constitute  a complete  discussion  of the various statutes,  rules,  regulations and  environmental  orders to which the Company's operations may be subject.

Regulation of Oil and Natural Gas Exploration and Production

The  Company's  oil and natural gas  operations  are subject to various types of regulation at the federal,  state and local levels. Prior to commencing drilling activities  for a well,  the Company (or its operating  subsidiaries,  operating entities or operating  partners) must procure  permits and/or  approvals for the various  stages of the  drilling  process  from the  applicable  state and local agencies in the state in which the area to be drilled is located.  Such  permits and  approvals  include  those for the  drilling of wells,  and such  regulation includes maintaining bonding requirements in order to drill or operate wells and regulating the location of wells,  the method of drilling and casing wells,  the surface  use and  restoration  of  properties  on which wells are  drilled,  the plugging and  abandoning  of wells and the disposal of fluids used in connection
with  operations.   The  Company's   operations  are  also  subject  to  various
conservation  laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the  unitization  or pooling of natural gas  properties.  In this regard,  some  states  allow the  forced  pooling  or  integration  of tracts to facilitate  exploration  while other  states rely  primarily or  exclusively  on voluntary pooling of lands and leases.  In areas where pooling is voluntary,  it may be more difficult to form units, and therefore,  more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws may establish maximum rates of production from oil and natural gas wells,  generally  prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production.

The effect of these  regulations may limit the amount of oil and natural gas the
Company  can  produce  from its wells  and may limit the  number of wells or the locations at which the Company can drill.  The regulatory  burden on the oil and natural gas  industry  increases  the  Company's  costs of doing  business  and, consequently,  affects its profitability.  Inasmuch as such laws and regulations are frequently  expanded,  amended and  reinterpreted,  the Company is unable to predict the future cost or impact of complying with such regulations.

Natural Gas Marketing, Gathering, and Transportation

     Federal legislation and regulatory controls have historically  affected the price of the natural gas and the manner in which  production is transported  and marketed.  Under the Natural  Gas Act of 1938,  the  Federal  Energy  Regulatory
Commission  ("FERC") regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate  commerce,  although  facilities used in the  production or gathering of natural gas in  interstate  commerce are generally  exempted  from FERC  jurisdiction.  Effective  January 1,  1993,  the
Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which definition  covers all sales of our own production.
In addition, as part of the broad industry  restructuring  initiatives described below,  the FERC has granted to all producers such as us a "blanket  certificate of public  convenience  and  necessity"  authorizing  the sale of gas for resale without further FERC approvals.  As a result, all natural gas that we produce in the future may now be sold at market prices, subject to the terms of any private contracts that may be in effect.

     Natural gas sales prices nevertheless continue to be affected by intrastate and interstate gas transportation regulation,  because the prices that companies such as ours receive for our production are affected by the cost of transporting the gas to the consuming market. Through a series of comprehensive  rulemakings, beginning with Order No.436 in 1985 and continuing  through Order No.636 in 1992 and Order  No.637 in 2000,  the FERC has adopted  regulatory  changes  that have significantly  altered the  transportation  and marketing of natural gas.  These changes were intended by the FERC to foster  competition by, among other things, transforming the role of interstate  pipeline companies from wholesale marketers of  gas  to  the  primary  role  of gas  transporters,  and  by  increasing  the transparency of pricing for pipeline services. The FERC has also developed rules governing the relationship of the pipelines with their marketing affiliates, and implemented  standards  relating to the use of  electronic  data exchange by the pipelines to make transportation  information available on a timely basis and to enable transactions to occur on a purely electronic basis.

     In light of these  statutory and  regulatory  changes,  most pipelines have divested  their gas sales  functions  to  marketing  affiliates,  which  operate separately  from the  transporter  and in  direct  competition  with  all  other merchants,  and most pipelines have also implemented the large-scale divestiture of their gas gathering  facilities to  affiliated or  non-affiliated  companies.
Interstate   pipelines   thus  now  generally   provide   unbundled,   open  and
nondiscriminatory   transportation   and   transportation-related   services  to
producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking such services.  Sellers and buyers of gas have gained  direct access to the  particular  pipeline  services they need,  and are better  able  to  conduct  business  with a  larger  number  of  counterparties.
Environmental Regulations

     The  Company's  operations  are  subject to numerous  laws and  regulations governing the discharge of materials into the environment or otherwise  relating
to  environmental   protection.   Public  interest  in  the  protection  of  the
environment  has  increased  dramatically  in  recent  years.  The trend of more expansive and stricter environmental legislation and regulations could continue.
To the  extent  laws are  enacted  or other  governmental  action is taken  that restricts drilling or imposes environmental  protection requirements that result in  increased  costs to the natural gas  industry in general,  the  business and prospects of the Company could be adversely affected.

     The nature of the Company business  operations results in the generation of wastes that may be subject to the Federal Resource Conservation and Recovery Act
("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency
("EPA") and various state agencies have limited the approved methods of disposal for certain  hazardous and  nonhazardous  wastes.  Furthermore,  certain  wastes generated by the Company's  operations that are currently  exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore  be  subject  to more  rigorous  and  costly  operating  and  disposal requirements.

     The Comprehensive  Environmental  Response,  Compensation and Liability Act
("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct,  on certain classes of persons who are considered to be responsible for the release of a "hazardous  substance"
into the  environment.  These  persons  include  the  present or past  owners or operators  of the  disposal  site or sites  where the release  occurred  and the companies  that  transported  or  arranged  for the  disposal  of the  hazardous substances at the site where the release  occurred.  Under CERCLA,  such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous  substances that have been released into the environment,  for damages to natural  resources  and for the costs of certain  health  studies.  It is not uncommon for  neighboring  landowners and other third parties to file claims for personal  injury  and  property  damages  allegedly  caused  by the  release  of hazardous  substances or other  pollutants  into the  environment.  Furthermore, although petroleum,  including natural gas and crude oil, is exempt from CERCLA, at  least  two  courts  have  ruled  that  certain  wastes  associated  with the production of crude oil may be classified as "hazardous substances" under CERCLA and thus such  wastes  may become  subject to  liability  and  regulation  under
CERCLA.  State  initiatives  to further  regulate  the disposal of crude oil and natural  gas  wastes  are also  pending in  certain  states,  and these  various initiatives could have adverse impacts on our business.

     Stricter  standards  in  environmental  legislation  may be  imposed on the industry in the future. For instance,  legislation has been proposed in Congress from time to time that  would  reclassify  certain  exploration  and  production wastes as "hazardous  wastes" and make the  reclassified  wastes subject to more stringent handling, disposal and clean-up restrictions. If such legislation were to be enacted,  it could have a significant  impact on our operating  costs,  as well as on the industry in general.  Compliance with environmental  requirements generally could have a materially adverse effect upon our capital  expenditures, earnings or competitive position.

     CERCLA and similar state laws impose liability,  without regard to fault or the legality of the  original  conduct,  on certain  classes of persons that are considered to have  contributed to the release of a "hazardous  substance"  into the  environment.  These  persons  include the owner or operator of the disposal site or sites where the  release  occurred  and  companies  that  disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for release of hazardous substances under CERCLA may be subject  to joint and  several  liability  for the costs of  cleaning  up the hazardous  substances  that  have been  released  into the  environment  and for damages to natural resources,  and it is not uncommon for neighboring landowners and other third parties to file claims for personal  injury and property  damage allegedly caused by the hazardous substances released into the environment.

     The  Company's  operations  may be subject to the Clean Air Act ("CAA") and comparable state and local  requirements.  Amendments to the CAA were adopted in
1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these  requirements.  The  Company  may be  required  to incur  certain  capital expenditures  in the next several years for air pollution  control  equipment in connection  with  maintaining  or  obtaining  operating  permits  and  approvals addressing other air emission-related issues.

     The  Federal  Water  Pollution  Control  Act (FWPCA or Clean Water Act) and
resulting  regulations,  which are implemented through a system of permits, also govern the discharge of certain  contaminants  into waters of the United States.
Sanctions for failure to comply  strictly with the Clean Water Act are generally resolved  by payment of fines and  correction  of any  identified  deficiencies.
However, regulatory agencies could require us to cease construction or operation of certain facilities that are the source of water discharges.

     Our operations are subject to local, state and federal laws and regulations to  control  emissions  from  sources  of air  pollution.  Payment  of fines and correction  of any  identified  deficiencies  generally  resolve  penalties  for failure to comply strictly with air regulations or permits.  Regulatory agencies could also require us to cease  construction or operation of certain  facilities that are air emission sources. We believe that we substantially  comply with the emission standards under local, state, and federal laws and regulations.

Operating Hazards and Insurance

     The Company's  exploration and production  operations  include a variety of operating risks, including the risk of fire, explosions,  blowouts,  craterings,
pipe  failure,   casing   collapse,   abnormally   pressured   formations,   and
environmental  hazards such as gas leaks,  ruptures and discharges of toxic gas, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life,  severe damage to and  destruction  of property, natural  resources  and  equipment,  pollution and other  environmental  damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's pipeline, gathering and distribution operations are subject to the many hazards inherent in the natural gas industry.  These hazards include damage to wells, pipelines and other related equipment,  and surrounding
properties  caused  by  hurricanes,   floods,  fires  and  other  acts  of  God,
inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons,  fires and  explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

     Any significant  problems  related to its facilities could adversely affect the Company's  ability to conduct its  operations.  In accordance with customary industry  practice,  the Company maintains  insurance against some, but not all, potential risks; however,  there can be no assurance that such insurance will be adequate to cover any losses or exposure  for  liability.  The  occurrence  of a significant  event not fully insured against could  materially  adversely affect the Company's  operations  and financial  condition.  The Company cannot predict whether  insurance  will continue to be available at premium levels that justify its purchase or whether insurance will be available at all. Competition

     Competition  in our primary  producing  areas is intense.  Price,  contract terms and quality of service,  including pipeline connection times, distribution efficiencies and reliable delivery  records,  affect  competition.  In addition, there is  tremendous  competition  within  the  United  States  to  assemble  an extensive acreage position,  existing natural gas gathering and pipeline systems
and  storage   fields.   We  actively   compete  against  other  companies  with
substantially larger financial and other resources.

     The  Company  believes  that its  capabilities  and the  experience  of its management and professional  staff generally  enable it to compete  effectively.
The  Company  encounters  competition  from  numerous  other oil and natural gas companies,  drilling and income  programs and  partnerships  in all areas of its operations, including drilling and marketing natural gas and obtaining desirable natural gas leases.  Many of these competitors possess larger staffs and greater financial  resources  than the  Company,  which may enable them to identify  and acquire desirable producing properties and drilling prospects more economically.
The  Company's  ability to explore  for oil and  natural  gas  prospects  and to acquire additional  properties in the future depends upon its ability to conduct its  operations,  to evaluate and select  suitable  properties and to consummate transactions in this highly competitive environment. The Company competes with a number of other companies, which offer interests in drilling partnerships with a wide range of investment  objectives  and program  structures.  Competition  for investment capital for both public and private drilling programs is intense. The
Company  also faces  intense  competition  in the  marketing of natural gas from competitors  including  other  producers as well as marketing  companies.  Also, international  developments  and the  possible  improved  economics  of domestic natural gas exploration may influence other companies to increase their domestic oil and natural gas exploration.  Furthermore,  competition  among companies for favorable prospects can be expected to continue,  and it is anticipated that the cost of  acquiring  properties  may  increase in the future.  Factors  affecting competition in the natural gas industry include price,  location,  availability, quality  and volume of natural  gas.  The Company  believes  that it can compete effectively  in the oil  and  natural  gas  industry  on  each of the  foregoing factors. Nevertheless, the Company's business, financial condition or results of operations could be materially adversely affected by competition.

Employees

     As of December  31,  2004,  the Company  had 6  employees,  and 3 part-time consultants that dedicate over 25% of their time to the Company.

     The  Company's  employees  are  not  covered  by  a  collective  bargaining agreement. The Company considers relations with its employees to be excellent.

Item 2.  PROPERTIES.

Glossary of Oil and Gas Terms.

     Barrel: Equal to 42 U.S. gallons.

     Barrels of oil equivalent  (BOE) - Gas volume that is expressed in terms of its energy equivalent in barrels of oil, which is calculated as 6,000 cubic feet of gas equals 1 barrel of oil equivalent  (BOE); or 42 U.S. gallons of oil at 40 degrees Fahrenheit.

     Basin: A depressed  sediment-filled area, roughly circular or elliptical in shape, sometimes very elongated. Regarded as a good area to explore for oil and gas.

     BCF: One billion cubic feet of natural gas, or 1,000 mcf.

     Field: A geographic region situated over one or more subsurface oil and gas reservoirs  encompassing  at least the outermost  boundaries of all oil and gas accumulations known to be within those reservoirs  vertically projected to the land surface.

     License:  Formal  or  legal  permission  to  explore  for  oil and gas in a specified area.

     MCF: One thousand cubic feet of natural gas.  Natural gas is usually priced on an mcf basis, adjusted for BTU content.

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

The Company has not filed reserve estimates with any federal agency.

Effective  July 1, 2004,  for  accounting  purposes,  Teton sold its interest in
Goloil.  The chart below sets forth certain production data for the fiscal years ending  December  31, 2002 and 2003,  and for the period  ending June 30,  2004, prior to such sale.  Additional oil and gas disclosure can be found in Note 9 of the Financial Statements.

                                      PRODUCTION DATA

                                       2004          2003           2002

     Total gross oil production,
     barrels                          1,393,616     2,528,260      1,884,933

     Total gross gas production,
     MCF                                     -             -              -

     Net oil production, barrel
     (1)                                348,404       632,065        471,233

     Net gas production, MCF                 -             -              -

     Average oil sales price,
     $/Bbl (2)                        $   18.98     $   18.11      $   15.62

     Average gas sales price,
     S/MCF                                   -             -              -

     Average production cost per
      barrel (3)                      $   16.12     $   16.11      $   13.32

     Gross productive wells
       Oil                                 24.0          21.0           13.0
       Gas                                   -             -              -
                                      ---------     ---------      ---------

     Total                                 24.0          21.0           13.0
                                      =========     =========      =========

     Net productive wells                  12.0          10.5            6.5
       Gas                                   -             -              -
                                      ---------     ---------      --------

     Total                                 12.0          10.5            6.5
                                      =========     =========      =========

(1)  Net  production  and net  well  count is based  on  Teton's  effective  net interest  as of the end of each  year.  Prior  to  August  2000  and  after
     November 2002, Teton owned 100% of the effective net interest in Goltech.

(2)  Average oil sales price is a combination  of domestic  (Russian) and export price.

(3)  Excludes production payment to EUA.

(4)  The  following  chart  sets forth the  number of  productive  wells and dry exploratory  and  productive  wells drilled and  completed  during the last three fiscal years in the Goloil  license area prior to the sale of Teton's interest in Goloil:

                                     NET WELLS DRILLED

       Year Ended
       December 31,           2004             2003              2002
       ------------      ---------------  ---------------   ---------------
                         Gross   Net (1)  Gross   Net (1)   Gross   Net (1)
                         -----   ------   -----   ------    -----   ------
       Number of
       Wells Drilled
         Exploratory
          (Research)
           Productive        -        -       -        -        -        -
           Dry               -        -       -        -        -        -
                         ------   ------   -----   ------   ------   -----

       Total                 -        -       -        -        -        -
                         ======   ======   =====   ======   ======   =====
         Development
           Productive       3.0      1.5     7.0      3.5      6.0      3.0
           Dry               -        -       -        -        -        -
                         ------   ------   -----   ------   ------   ------

       Total                3.0      1.5     7.0      3.5      6.0      3.0
                         ======   ======   =====   ======   ======   ======

(1)  Net well count is based on Teton's  effective net interest as of the end of each  year.  Prior to August  2000,  Teton  owned 100% of the  interest  in
     Goltech.  Subsequent  to  August  2000 our  interest  was  reduced  to 50%.
     Subsequent to November 2002, Teton's effective net interest in Goloil again became 100%.

Proved and Producing Properties

At  December  31,  2004  the  Company  did not  have  any  proved  or  producing properties.

Developed And Undeveloped Acreage

At  December  31, 2004 the Company  did not have any  developed  or  undeveloped acreage.

The following table sets forth the total gross and net developed acres and total gross and net undeveloped acres of the Company as of March 15, 2005:

                              Gross     Net
Total Undeveloped Acres         6,300    1,575

Such undeveloped acreage is concentrated in western Colorado.

Our  offices  are  located in Denver,  Colorado.  We lease our  offices  from an unaffiliated  third  party.  The term of such  lease is one year,  and the lease expires in July 2005.

Item 3.  LEGAL PROCEEDINGS.

Teton currently is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were  submitted to a vote of our security  holders  during the fourth quarter of 2004.

                                          PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Teton's  common stock is listed and  principally  traded on the  American  Stock
Exchange, under the symbol "TPE." Our common stock is also listed for trading on the Frankfurt Stock Exchange (Germany) under the symbol "TP9."

Prior to listing on the AMEX on May 6, 2003,  our common stock was quoted on the
OTC Bulletin  Board under the symbol  "TTPT" from November 27, 2001 to April 25,
2003 and then under the symbol  "TTPE"  from April 28,  2003 to May 5, 2003 as a result of a 1 for 12 reverse stock split.

The following table sets forth, on a per share basis,  the range of high and low bid  information  for the common  stock on the OTC  Bulletin  Board until May 5,
2003, and after May 5, 2003 the high and low closing price on the American Stock
Exchange:

                                                High           Low
                                                ----           ---
2004 period
-----------
   First quarter                             $    5.24      $    3.36
   Second quarter                            $    4.00      $    1.80
   Third quarter                             $    2.55      $    1.25
   Fourth quarter                            $    1.85      $    1.20

2003 period
-----------
  First quarter                              $    5.52*     $    3.36*
  Second quarter as of May 5, 2003           $    5.00*     $    4.10*
  Second quarter commencing May 6, 2003      $    5.40      $    4.10
  Third quarter                              $    4.58      $    3.71
  Fourth quarter                             $    5.58      $    3.80

*Represents  quotations  while the Company was listed on the OTC Bulletin Board.
The quotations from the OTC Bulletin Board reflect  inter-dealer  prices without retail markup,  markdown,  or a commission,  and may not  necessarily  represent actual transactions.

Holders: As of March 10, 2005, there were approximately 197 holders of record of
Teton's common stock.

Dividends: Teton has not paid any dividends on its common stock since inception.
Teton does not anticipate declaration or payment of any dividends at any time in the foreseeable future.

Recent Issuances of Unregistered Securities

During the fourth  quarter,  8,451  unregistered  shares of Teton's common stock were  issued  to the  members  of  Teton's  advisory  board  for  services.  The securities were issued in reliance on an exemption from registration provided in
Section 4(2) of the  Securities  Act of 1933,  as amended,  based on the limited number of  purchasers,  their  access to  material  information  concerning  the
Company and their  representations  that they were  acquiring the securities for investment.

Equity Compensation Plan Information

The following table sets forth information about our equity  compensation  plans at December 31, 2004:

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
                                    warrants and
                                       rights
                                        (a)               (b)              (c)
                                   --------------   ---------------  ----------------
      Equity compensation plans      1,999,037           $3.51            6,963
     approved by security holders
      Equity compensation plans       994,000            $3.60              0
       not approved by security
               holders
                Total                2,993,037           $3.48            6,963

See Note 5 to the financial statements for discussion of options issued in 2004.

Item 6.  SELECTED FINANCIAL DATA.

The  following  table sets  forth  selected  financial  data,  derived  from the financial  statements,  regarding  Teton's  financial  position  and  results of operations as of the dates  indicated.  This selected  financial  data should be read in  conjunction  with our financial  statements  and notes to the financial statements.

                                         As of and for the Year Ended December 31,
                                         -----------------------------------------
                                      2004          2003          2002           2001          2000
                                   -----------   -----------   ------------   -----------   -----------
Summary of Operations
---------------------
Loss from continuing operations    $(5,193,281)  $(4,036,164)  $(10,191,307)  $(1,373,470)  $(2,825,767)
Discontinued operations,
 net of tax                         12,383,582    (1,598,680)      (752,616)     (284,138)     (240,102)
                                   -----------   -----------   ------------   -----------   -----------
Net income (loss)                    7,190,301    (5,634,844)   (10,973,923)    (1,657,608)  (3,065,869)

Income (loss) per share for:
   Continuing operations           $      (.64)  $     (1.00)  $      (3.28)  $      (.05)  $      (.16)
   Discontinued operations                1.37          (.23)          (.25)         (.01)         (.01)
   Net income                              .73         (1.23)         (3.53)         (.06)         (.17)

Balance Sheet
-------------
Total assets                        17,611,565    20,718,375     10,012,395     2,211,312     2,317,099
Notes payable                              --            --             --        844,210     1,425,000
Cash dividends per common share            --            --             --            --            --

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

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

                                          Overview

Teton Petroleum Company is an independent oil and gas exploration and production company which is currently  focused on a drilling  program in the Piceance Basin in western  Colorado of 6,300 acres and a separate acreage play of up to 180,000 acres in North  America.  Teton's  primary  focus,  until July 16,  2004 was the
Russian Federation and former  Commonwealth of Independent  States ("CIS").  See
"Sale  of  Goloil  Interest"  below.  The  Company,  through  its  wholly  owned subsidiary,  Goltech,  owned a 35.30% equity  interest in Goloil.  RussNeft (the
Company's  partner in Goloil)  owned,  until the sale,  the remaining  64.70% of
Goloil through two subsidiaries,  McGrady and InvestPetrol.  McGrady held 35.29%
and InvestPetrol held 29.41% of the equity interests in Goloil.  However,  until
Goltech and McGrady  received the return of 100% of their capital  investment in
Goloil,  they were each  entitled  to a 50% net  profit in  Goloil.  During  our ownership of Goloil,  it was managed by a seven person management board on which we had two  representatives.  Pursuant to the existing agreements among Goloil's shareholders,  Goltech and McGrady shared equally in capital expenditures, gross revenues,  costs  and  expenses,  until  they  received  100%  return  of  their investments in Goloil. Limited Liability Company Energosoyuz-A ("EUA"), a wholly owned  subsidiary of RussNeft,  is the lessor of certain oil field facilities to
Goloil  pursuant  to a Lease  Agreement  No.  EST  160/000630  (the  "EUA  Lease
Agreement") among EUA as lessor and Goloil as lessee dated as June 2000. EUA was also the recipient of a production payment ("Production  Payment") consisting of
50%  of  Goloil's  production  (or  at  EUA's  option,  cash  in  lieu  of  such production).  Between  October 2003 through the  effective  date of the sale EUA took  cash  instead  of oil  under  the  Production  Payment  in the  amount  of approximately  $650,000 per month. In addition,  Goloil had been selling its oil at a fixed price of 2,400  rubles per ton or $11.50 per barrel and  starting May
2004,  2,700  rubles  per  ton or  $12.74  per  barrel.  It is  possible  that a significant portion of such sales were made to or through one or more affiliates of RussNeft.

RussNeft,  which was  founded in the fall of 2002,  is one of  Russia's  largest independent oil producers.  In September 2003, RussNeft acquired a 64.70% equity interest in Goloil in a private  transaction  in which it  purchased  all of the ownership  interests  in McGrady and  InvestPetrol,  the other  shareholders  of
Goloil.  At that time,  RussNeft  also acquired EUA, the lessor of various wells and  facilities  to Goloil  under the EUA Lease  Agreement.  In  acquiring  such interests,  RussNeft  became  entitled to appoint a majority  of the  management board of Goloil and succeeded to EUA's interest in the Production Payment.

Financial highlights for the year ended December 31, 2004 include the following:

o    Teton sold its share in Goloil and recorded a gain of $13,086,761.

o    Teton's net loss from  continuing  operations  for the fourth quarter ended
     December 31, 2004 was $905,832  compared to $1,296,412  for the same period in 2004.  Teton's net loss from  continuing  operations  for the year ended
     December 31, 2004 was $5,193,281 compared to $4,036,164 for 2003.

During 2004 Teton's activities were focused in three areas:

o    Negotiating and finalizing the sale of Goloil to RussNeft; and

o    Evaluating and  negotiating  potential  acquisitions of other producing oil properties in the United States, Russia and the CIS.

o    Signing  a Letter  of  Intent to  acquire  up to  180,000  acres in a North
     American oil and gas play.

                            Sale of Goloil Interest to RussNeft

The sale of the Company's interest in Goloil received shareholder  approval,  at our annual  meeting held July 16,  2004,  and the sale closed on August 3, 2004, effective  July 1, 2004 for  accounting  purposes.  The  purchase  price for our
35.30%  interest in Goloil was  $8,960,000  in cash,  which was received  during
August 2004.  Goloil also repaid advances made by the Company to Goloil totaling
$6,040,000.  The advances  were made to Goloil by the Company to finance our 50%
share of Goloil's  capital  expenditures and currently bore interest at the rate of 8% per annum.  The gross  proceeds  of the two  transactions  to the  Company totaled $15,000,000.

2005 Operational and Financial Objectives - Update
--------------------------------------------------

During  2004,  the  Company  actively  sought to increase  shareholder  value by seeking  to acquire  both  producing  and  non-producing  properties  that would provide  for  near-term  cash flow  and/or  the  ability  to grow  reserves  and production,  primarily through drilling operations in the United States,  Russia and the CIS,  where the Company  itself will have the  opportunity to jointly or fully  operate  the  property.  In  particular,  the  Company  elected to target properties in North America with existing  production in the range of 400 to 600 barrels of oil equivalent per day and 2,000 barrels of oil equivalent per day in the former Soviet Union with upside  potential from  developmental  drilling and
other  exploitation  opportunities.   Among  the  financial  criteria  for  such
acquisitions  was that they generate  positive cash flow and be accretive to the
Company  earnings within  approximately  one year. Over the past two years,  the
Company has evaluated over 300 projects.  The Company announced the signing of a binding  letter of intent in  December  2004 and  subsequently  the signing of a definitive  purchase  agreement in January 2005 regarding up to 180,000 acres in
North  America.  It is in the process of  completing  the due  diligence on that acreage.  In addition,  the Company  closed a separate  acquisition  in February
2005,  in which it purchase a 25% interest in 6,300 acres in the Piceance  Basin in Western Colorado. See subsequent events below.

Prior to August 2004 the Company emphasized  acquisitions in Russia and the CIS.
Recent  developments  in Russia have caused the Company to redirect the focus of its efforts,  most recently,  on opportunities in North America and specifically in the Rocky Mountains.

The  Company's  plans  to  pursue  acquisitions  means  that it will  incur  due diligence  and  legal  expenses,  which  will  be  capitalized  if  the  Company successfully completes an acquisition. If an acquisition is not successful, such costs will be included in its general and administrative  expenses.  The Company is now devoting significant internal resources to evaluating  acquisitions while
also  utilizing  the  services  of  outside  technical,   legal  and  accounting
consultants.

Results of Operations 2004 Compared to 2003
-------------------------------------------

The  Company  has a net loss  from  continuing  operations  for the year  ending
December 31, 2004 of $5,193,281  compared to a loss of $4,036,164  for the prior year,  which is an  increase  of  $1,157,117  primarily  due to the  increase in general and administrative expenses from $3,920,791 for the year ending December
31, 2003 to  $5,332,291  for the year ending  December 31, 2004.  This is due to several reasons including:

o    The Company  pursued,  but failed to close on, several  acquisitions  which resulted in the  expensing of the various due diligence  costs  incurred on such acquisitions ($409,000).

o    The  Company  increased  its  payroll  during  the early part of 2004 as it increased  its  staffing  levels to begin its  investment  and  acquisition program ($358,000).

o    As part of their performance review for 2003, the Board paid out bonuses to senior management in the first quarter of 2004 ($300,000).

o    The Company began compensating outside Directors in cash and stock payments
     ($140,000)

o    The Company incurred significant legal, investor relations,  accounting and other  expenses in selling its interest in Goloil and in preparation of the related  proxy  statement in order to obtain  shareholder  approval of such sale ($188,000).

o    Since July of 2004 the Company has  incurred  severance  and other one time costs as it reduces its staff, offices and other commitments ($218,000).

o    The Company  opened a  representative  office in Moscow in December 2003 to better monitor its operations,  as well as to establish a higher profile in the Russian oil  industry  and  facilitate  greater deal flow as it pursued acquisition  opportunities in Russia and in other FSU states.  Then, due to the Company's  decision to exit Russia, as discussed above, such office was closed in December 2004 and the Company  incurred  closing costs which have been included in continuing operations at December 31, 2004 ($70,000).

Other income in 2004 includes interest income from the cash balances maintained.
The Company  expects to continue to streamline its costs in the future,  and, as of March 13, 2005,  the Company has reduced its monthly  overhead,  exclusive of due diligence costs, to $150,000 per month,  and expects further  adjustments as it refocuses its effort on projects in the U.S. Rocky Mountains.

Discontinued Operations 2004 Compared to 2003
---------------------------------------------

See Note 2 to  financial  statements  for a summary  of the income  (loss)  from discontinued  operations.  The  Company  considered  the  sale of  Goloil  to be effective July 1, 2004. Accordingly,  the operating activities of Goloil for the six  months  ended  June 30,  2004  have been  included  in the  Company's  2004 statement of operations  as a net loss from  discontinued  operations.  Goloil's operating  revenues  and  expenses  for six  months  of 2004 are less  than 2003 because Teton has recorded a full year of operations  for 2003.  Goloil sold its production in 2004 at an average  price of $18.98 per barrel which  approximates the  $18.11  price  for oil  sold in  2003.  However, 2004  production  was sold exclusively  to the domestic and near abroad  markets and not the export  market which  during  2004 were  selling oil at a price  substantially  above the price received. Prior to September 30, 2003, Goloil had sold its oil for a blended oil price which included sales to the export market.

The  $13,086,761  gain includes the $8,960,000  proceeds from the sale of Goloil stock,  net of $997,000 in expenses plus the elimination of  approximately  $5.1 million in net liabilities  included in the pro rata  consolidation of Goloil as of June 30, 2004

Results of Operations 2003 Compared to 2002
-------------------------------------------

The Company's net loss from continuing  operations decreased from $10,191,307 in
2002 to a net loss of  $4,036,164  in 2003.  This was  primarily due to the fact that general and  administrative  expenses  decreased from $4,744,952 in 2002 to
$3,920,791  in 2003,  primarily  due to a decrease of $1,562,575 in fees paid to consultants for capital raising  activities  offset by increases in compensation to officers and employees  ($323,951)  professional  fees ($109,146)  travel and entertainment ($193,773),  and expenses related to marketing,  advertising,  and investor relations ($167,987).

Financing  charges  recorded  decreased  from  $5,498,106 in 2002 to $132,818 in
2003. In 2002, the Company recorded a $4,715,000  non-cash financing charge as a result of warrants issued with debentures and in-the-money  conversion  features present at issuance.

Discontinued Operations 2003 Compared to 2002
---------------------------------------------

See  Note  2 to  the  financial  statements  for a  summary  of  the  loss  from discontinued operations for 2003 and 2002. The loss from discontinued operations increased to $1,598,680 for the year ending  December 31, 2003 from $782,616 for the year ended  December 31, 2002.  Teton's share of Goloil's costs of sales and expenses increased 62.2%, which was slightly less than the increase in revenues.
However, depreciation, depletion and amortization expense recorded for 2003 rose
250.1%,  from  $451,930  to  $1,582,513,  reflecting  the  capital  expenditures incurred by Goloil as it developed its license.

                              Liquidity and Capital Resources

The Company had a cash balance of $17,433,424 at December 31, 2004 and a working capital surplus of $17,103,015.

See subsequent events below for a discussion of the Company's purchase of 25% of the membership interest in Piceance Gas Resources,  LLC from PGR. In addition to the cash purchase  price of $5.25 million,  the Company  estimates that its cash commitment to PGR for the year ending  December 31, 2005 will total  $3,500,000.
Such  commitment  includes  the  Company's  share  of the cost of a road and the drilling  of  eight  wells.  At this  point  in time,  the  Company  anticipates utilizing the working  capital of the Company to meet its  commitment.  However, the  business  plan  for  PGR  Partners,  LLC  includes  using  commercial  bank financing, when practical.

The Company has the working capital to complete the additional purchase of up to
180,000  acres in April  2005 (see  subsequent  events  below)  and to begin its evaluation of the prospects on such acreage.

The Company may require  additional  financing  during 2006 for the  anticipated capital  programs for the two  acquisitions or if the Company  identifies  other acquisitions that meet its investment criteria. Such additional financing may be debt or equity or a combination of both. See sources and uses of funds below.

                                 Sources and Uses of Funds

Historically,  Teton's  primary  source of liquidity  has been cash  provided by equity  offerings.  Such offerings are expected to continue to play an important role in financing Teton's business for the foreseeable future. In addition,  the
Company  is  working  to  establish  a  borrowing  facility  with  one  or  more international  banks, most likely in the form of a revolving line of credit that will be used  primarily  for the  acquisition  of producing  properties  and for developmental drilling and other capital expenditures.

                            Cash Flows and Capital Expenditures

During the year ended  December  31, 2004 the  Company  used  $4,420,775  in its operating  activities  primarily  to finance its efforts in respect of potential acquisitions  and in  respect  of  personnel  costs.  This  amount  compares  to
$3,063,845 used in operating activities in 2003.

During  2004,  the Company  received  the  reimbursement  of  advances  totaling
$6,040,000  pursuant to its  agreement  with  RussNeft  and, net of expenses and taxes, $7,963,450 from the sale of Goloil.

During 2004, the Company received $499,998 from the sale of preferred stock. The increase in cash flows from financing  activities from  discontinued  operations represents  amounts  advanced by RussNeft to Goloil.  As discussed  above,  such advances will be eliminated now that the sale of Goloil has been completed.

                     Income Taxes, Net Operating Losses and Tax Credit

While  the  Company  will  realize a U.S.  tax gain  from  sale of  discontinued
operations of approximately $12.0 million,  after utilization of NOL and current year operating  losses,  Teton will not incur a tax  liability.  At December 31,
2004, after the gain on sale, the Company has a remaining net operating loss for
U.S. income tax purposes of  $11,800,000.  Such net operating loss is subject to
U.S.  Internal  Revenue  Code  Section 382  limitations.  As of November 1, 2004 utilization of the NOL is limited to approximately $900,000 per annum.

The Company  has  established  a valuation  allowance  for  deferred  taxes that reduces its net deferred tax assets as management  currently believes that these losses will not be utilized in the near term.  The  allowance  recorded was $4.6 million and $7.2 million for 2004 and 2003 respectively. The Company reduced the valuation allowance in 2004 by approximately $2.6 million due to the utilization of net operating loss carryforwards.

                                     Subsequent Events

On January 5, 2005 the  Company  entered  into a  definitive  purchase  and sale agreement  for the  acquisition  of certain  oil and gas leases  covering  up to
180,000 acres in North America. The closing of the transaction is subject to the satisfactory results of a due diligence investigation and other conditions.  The transaction  is  currently  pending  and the terms are being  kept  confidential subject  to a request  for  confidential  treatment  previously  filed  with the
Securities and Exchange Commission.  The Company paid a nonrefundable deposit of
$25,000 in December  upon signing a letter of intent.  Earnest money of $322,000 was paid in January upon signing the  purchase and sale  agreement.  The balance due in cash, stock and warrants will be paid at closing.  The Company expects to close the transaction on or before April 15, 2005.

On February 15, 2005, in a second  acquisition,  the Company signed a membership interest purchase  agreement with PGR Partners,  LLC ("PGR") whereby the Company acquired  25% of the  membership  interest in  Piceance  Gas  Resources,  LLC, a
Colorado limited liability company  ("Piceance LLC").  Piceance LLC owns certain oil and gas rights and leasehold  assets covering  approximately  6,300 acres in the Piceance Basin in Western  Colorado.  The  properties  owned by Piceance LLC carry a net revenue interest of 78.75%.

The purchase price for the membership interest in Piceance LLC was $5.25 million in cash, the issuance of 450,000  unregistered  shares of our common stock,  and the  issuance  of  warrants  to  purchase  200,000  shares of our common  stock, exercisable  for a period of five years at an exercise price of $2.00 per share.
Pursuant to the terms of the  operating  agreement,  the Company is obligated to fund its share of the  construction of a road on the leased area and eight wells to be drilled during 2005.

On February 22, 2005, Mr. Cooper resigned as executive  chairman of the Company.
Mr. Cooper will remain on the Company's  Board and will stand for  reelection at the  Company's  upcoming  annual  meeting in May. In addition,  Mr.  Cooper will remain a consultant  to the Company.  On February  22, 2005,  our Board  elected
James J.  Woodcock,  an  outside  director,  as  non-executive  chairman  of the
Company.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Market risk is the potential  loss arising from adverse  changes in market rates and prices,  such as foreign currency  exchange and interest rates and commodity prices.  As of August,  2004, when the Company sold its interest in Goloil,  the
Company is no longer exposed to foreign currency exchange risk.

Currently,  the Company is not involved in any hedge contracts,  although we may consider  hedge  agreements  in the future to manage the  exposure to  commodity price risk.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  TETON PETROLEUM COMPANY

Table of Contents
-----------------

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations and Comprehensive Loss

      Consolidated Statements of Changes in Stockholders' (Deficit) Equity

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Teton Petroleum Company
Denver, Colorado

We have audited the accompanying  consolidated balance sheets of Teton Petroleum
Company  and  subsidiary  as of  December  31,  2004 and 2003,  and the  related consolidated  statements  of  operations  and  comprehensive  loss,  changes  in stockholders' (deficit) equity and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted  our audits in  accordance  with  standards  of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated financial statements are free of material misstatement. The Company is not  required  to  have,  nor were we  engaged  to  perform,  an audit of its internal control over financial reporting.  Our audit included  consideration of internal  control  over  financial  reporting  as a basis  for  designing  audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal  control over  financial  reporting.  Accordingly,  we express no such opinion.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the  consolidated  financial  statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall consolidated  financial statement presentation.  We believe  that our audits  provide a  reasonable  basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Teton  Petroleum
Company  and  subsidiary  as of December  31, 2004 and 2003,  and the results of their  operations  and their  cash flows for each of the years in the three year period  ended  December  31,  2004  in  conformity  with  accounting  principles generally accepted in the United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                          --------------------------------------
                                             Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado
March 4, 2005

                                  TETON PETROLEUM COMPANY

                                Consolidated Balance Sheets
                                 December 31, 2004 and 2003
                                                                    December 31,
                                                                 ------------------
                                                               2004             2003
                                                               ----             ----
Assets
Current assets
  Cash                                                      $17,433,424     $ 7,515,994
  Current assets of discontinued operations                          -        1,615,365
  Prepaid expenses and other assets                             100,917          95,693
                                                            -----------     -----------
      Total current assets                                   17,534,341       9,227,052
                                                            -----------     -----------

Non-current assets
  Non-current assets of discontinued operations                      -       11,473,139
  Deposits                                                       25,000              -
  Fixed assets, net of accumulated depreciation of
$12,426 and $1,046                                               52,224          18,184
                                                            -----------     -----------
      Total non-current assets                                   77,224      11,491,323
                                                            -----------     -----------

Total assets                                                $17,611,565     $20,718,375
                                                            ===========     ===========

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities                  $   411,745     $   376,429
  Current liabilities of discontinued operations                     -       10,010,310
                                                            -----------     -----------
      Total current liabilities                                 411,745      10,386,739
                                                            -----------     -----------

Non-current liabilities
  Discontinued operations                                            -          126,500
                                                            -----------     -----------
      Total non-current liabilities                                  -          126,500
                                                            -----------     -----------
      Total liabilities                                         411,745      10,513,239
                                                            -----------     -----------

Commitments

Stockholders' equity
  Series A convertible preferred stock, $.001 par
   value, 25,000,000 shares authorized, 281,460 and
   618,231 issued and outstanding at December 31, 2004
   and 2003. Liquidation preference at December 31,
   2004 and 2003 of $1,248,838 and $2,689,305                       281             618
  Common stock, $.001 par value, 250,000,000 shares
   authorized, 9,130,257 shares issued and outstanding
   at December 31, 2004 and 8,584,068 shares issued and
   outstanding at December 31, 2003                               9,130           8,584
  Additional paid-in capital                                 37,657,686      37,073,366
  Unamortized preferred stock dividends                              -         (118,610)
  Accumulated deficit                                       (20,467,277)    (27,657,578)
  Foreign currency translation adjustment                            -          898,756
                                                            -----------     -----------
      Total stockholders' equity                             17,199,820      10,205,136
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $17,611,565     $20,718,375
                                                            ===========     ===========

                      See notes to consolidated financial statements.

                                  TETON PETROLEUM COMPANY

                Consolidated Statements of Operations and Comprehensive Loss

                                                       For the Years Ended
                                                           December 31,
                                           ---------------------------------------------
                                              2004             2003            2002
                                           ------------    ------------     ------------

Costs and expenses:
  General and administrative               $  5,332,991    $  3,920,791     $  4,744,952
                                           ------------    ------------     ------------
      Total costs and expenses                5,332,991       3,920,791        4,744,952
                                           ------------    ------------     ------------

Loss from operations                         (5,332,991)     (3,920,791)      (4,744,952)
                                           ------------    ------------     ------------

Other income (expense)
  Other income                                  139,710          17,445           51,751
  Financing charges                                   -        (132,818)      (5,498,106)
                                           ------------    ------------     ------------
      Total other income (expense)              139,710        (115,373)      (5,446,355)
                                           ------------    ------------     ------------

Loss from continuing operations              (5,193,281)     (4,036,164)     (10,191,307)
Discontinued operations, net of tax          12,383,582      (1,598,680)        (782,616)
                                           ------------    ------------     ------------
Net income (loss)                             7,190,301      (5,634,844)     (10,973,923)
Imputed preferred stock dividends for
 inducements and beneficial conversion
 charges                                       (521,482)     (2,780,693)              --
Preferred stock dividends                      (105,949)             --               --
                                           ------------    ------------     ------------
  Net income (loss) applicable to
   common shares                              6,562,870      (8,415,537)     (10,973,923)

Other comprehensive income (loss), net
 of tax effect of exchange rates               (898,756)        168,256         (140,773)
                                           ------------    ------------     ------------

Comprehensive (loss) income                $  5,664,114    $ (8,247,281)    $(11,114,696)
                                           ============    ============     ============

Basic and diluted weighted average
 common shares outstanding                    9,028,967       6,840,303        3,105,325
                                           ============    ============     ============
Basic and diluted loss per common
 share for continuing operations           $     (0.64)    $     (1.00)     $     (3.28)
                                           ===========     ===========      ===========
Basic and diluted weighted average
 income (loss) per common shares for
 discontinued operations                   $      1.37     $    (0.23)      $    (0.25)
                                           ===========     ==========       ==========

Basic and diluted income (loss) per
common share                               $      0.73     $     (1.23)     $     (3.53)
                                           ===========     ===========      ===========

                      See notes to consolidated financial statements.

                                  TETON PETROLEUM COMPANY

            Consolidated Statements of Changes in Stockholders' (Deficit) Equity

                                                                                                                                    Unamortized      Foreign                     Total
                                                                  Preferred Stock               Common Stock           Additional    Preferred      Currency                   Stockholders'
                                                             -------------------------    -------------------------     Paid-in        Stock       Translation   Accumulated     (Deficit)
                                                               Shares        Amount         Shares        Amount        Capital      Dividends     Adjustment      Deficit        Equity
                                                             -----------   -----------    -----------   -----------    -----------   -----------   -----------    -----------   -----------
Balance - December 31, 2001                                           -    $        -       2,374,046   $     2,374    $ 9,792,722   $        -    $   871,273   $(11,048,811)  $  (382,442)
Common stock issued for cash                                          -             -       1,223,737         1,224      3,332,236            -             -              -      3,333,460
Common stock subscriptions paid in 2003                               -             -         712,045           712      1,938,898            -             -              -      1,939,610
Common stock and warrants issued for services                         -             -         221,198           221        836,905            -             -              -        837,126
Common stock issued for conversion of convertible
debentures                                                            -             -       1,758,494         1,758      5,353,231            -             -              -      5,354,989
Warrants issued and in-the-money conversion feature on
convertible debentures                                                -             -              -             -       4,557,845            -             -              -      4,557,845
Warrants issued with notes payable                                    -             -              -             -         150,016            -             -              -        150,016
Warrants issued in connection with extensions on notes
payable                                                               -             -              -             -         203,362            -             -              -        203,362
Net loss                                                              -             -              -             -              -             -             -     (10,973,923)  (10,973,923)
Foreign currency translation adjustment                               -             -              -             -              -             -       (140,773)            -       (140,773)
                                                             -----------   -----------    -----------   -----------    -----------   -----------   -----------    -----------   -----------
Balance - December 31, 2002                                           -             -       6,289,520         6,289     26,165,215            -        730,500    (22,022,734)    4,879,270
Common stock issued for cash -  net of commissions of
$98,100                                                               -             -         437,012           437      1,091,463            -             -              -      1,091,900
Common stock issued for settlement of accounts payable
and accrued liabilities                                               -             -          79,793            80        219,920            -             -              -        220,000
Options issued to advisory board and common stock issued
for services                                                          -             -           1,035             1         97,901            -             -              -         97,902
Warrants issued with notes payable                                    -             -              -                       110,170            -             -              -        110,170
Preferred stock issued for cash, net of commissions of
$473,838 (cash) and $99,168 (non-cash)                         2,226,680         2,226             -             -       9,110,830            -             -              -      9,113,056
Preferred stock converted to common stock                     (1,645,099)       (1,645)     1,776,708         1,775           (131)           -             -              -             -
Preferred stock issued in exchange for notes payable and
accrued interest of
----------------------------------------------------------
$9,426                                                            36,650            37             -             -         159,389            -             -              -        159,426
In-the-money conversion feature charges to be amortized               -             -              -             -       1,182,452    (1,182,452)           -              -             -
Amortization of in-the-money conversion feature charges               -             -              -             -      (1,063,842)    1,063,842            -              -             -
Net loss                                                              -             -              -             -              -             -             -      (5,634,844)   (5,634,844)
Foreign currency translation adjustment                               -             -              -             -              -             -        168,256             -        168,256
                                                             -----------   -----------    -----------   -----------    -----------   -----------   -----------    -----------   -----------
Balance - December 31, 2003                                      618,231           618      8,584,068         8,583     37,073,366      (118,610)      898,756    (27,657,578)   10,205,136

Common stock issued for settlement of accrued liabilities             -             -          13,750            14         58,686            -             -              -         58,700
Common stock issued for services                                      -             -          32,175            33        101,297            -             -              -        101,329
Warrants issued for services                                          -             -              -             -         149,061            -             -              -        149,061
Preferred stock issued for cash, net of commissions of
$50,000(cash) and $22,863 (non-cash)                             126,436           126             -             -         499,872            -             -              -        499,998
Preferred stock converted to common stock                       (463,207)         (463)       500,264           500            (37)           -             -              -             -
Amortization of Preferred Stock dividends                             -             -              -             -        (118,610)      118,610            -              -             -
Preferred stock dividends                                             -             -              -             -        (105,949)           -             -              -       (105,949)
Foreign currency translation adjustment                               -             -              -             -              -             -       (898,756)            -       (898,756)
Net income for year                                                   -             -              -             -              -             -             -       7,190,301     7,190,301
                                                            ------------  ------------   ------------  ------------   ------------  ------------  ------------   ------------  ------------

Balance - December 31, 2004                                      281,460   $       281      9,130,257   $     9,130    $37,657,686   $        -    $        -    $(20,467,277)  $17,199,820
                                                             ===========   ===========    ===========   ===========    ===========   ===========   ===========    ============  ===========

                See notes to consolidated financial statements.

                                  TETON PETROLEUM COMPANY

                           Consolidated Statements of Cash Flows

                                                                 For the Years Ended
                                                                    December 31,
                                                    --------------------------------------------
                                                        2004            2003            2002
                                                    ------------    -----------     ------------
Cash flows from operating activities
  Net income (loss)                                 $  7,190,301    $(5,634,844)    $(10,973,923)
                                                    ------------    -----------     ------------
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities
   Depreciation, depletion, and amortization              11,380          1,046               -
   Gain on sale of discontinued operations           (13,086,761)            -                -
   Stock based compensation for variable plan
    warrants                                                  -              -                -
   Stock and stock options issued for services
    and interest                                              -         107,128               -
   Warrants issued for notes payable extensions               -         110,170           46,582
   Stock and warrants issued for services                250,390             -           837,126
   Debentures issued for services                             -              -           267,500
   Amortization of debenture and note payable
    discounts                                                 -              -         5,331,412
   Changes in assets and liabilities
     From discontinued operations                      1,149,609      2,045,001         (929,969)
     Prepaid expenses and other assets                    (5,224)        (4,247)         (57,446)
     Accounts payable and accrued liabilities             69,530        311,901          290,131
                                                    ------------    -----------     ------------
                                                     (11,611,076)     2,570,999        5,785,336
                                                    ------------    -----------     ------------
      Net cash used in operating activities           (4,420,775)    (3,063,845)      (5,188,587)
                                                    ------------    -----------     ------------

Cash flows from investing activities
  Proceeds from sale of discontinued operations        7,963,450             -                -
  Repayments of loan from discontinued operating
   entity                                              6,040,000             -                -
    Increase in deposits                                 (25,000)            -                -
    Increase in fixed asset additions                    (45,420)      (20,684)              -
    Increase in non-current assets of
     discontinued operating entity                    (2,988,882)    (7,072,462)      (3,222,349)
                                                    ------------    -----------     ------------
      Net cash used in investing activities           10,944,148     (7,093,146)      (3,222,349)
                                                    ------------    -----------     ------------

Cash flows from financing activities
  From discontinued operations                         3,258,378      4,470,984        2,178,525
  Proceeds from stock subscription                            -       1,939,610               -
  Proceeds from issuance of stock, net of
   $50,000 and $473,838 commissions                      499,998     10,251,924        3,333,460
  Proceeds from issuance of convertible debentures            -              -         4,143,643
  Proceeds from notes payable                                 -         628,750          300,000
  Payments on notes payable                                   -        (478,750)        (894,210)
    Dividends                                            (81,463)            -                -
                                                    ------------    -----------     ------------
      Net cash provided by financing activities        3,676,913     16,812,518        9,061,418
                                                    ------------    -----------     ------------

Effect of exchange rates                                (282,856)       168,256         (140,773)
                                                    ------------    -----------     ------------

Net increase in cash                                   9,917,430      6,823,783          509,709

Cash - beginning of year                               7,515,994        692,211          182,502
                                                    ------------    -----------     ------------

Cash - end of year                                  $ 17,433,424    $ 7,515,994     $    692,211
                                                    ============    ===========     ============

Supplemental disclosure of cash flow information:

    Cash paid for:                           Interest
                                             --------
          2004                          $   --
          2003                          $18,202
          2002                          $120,008

Supplemental disclosure of non-cash activity:

     During the year ended  December  31,  2004,  the Company had the  following transactions:

     The  Company has issued  warrants to  consultants  for  services  valued at
     $149,061.

     13,750  shares of common  stock were issued for the  settlement  of accrued liabilities at December 31, 2003 valued at $58,700.

     The  Company  has issued  32,175  shares of common  stock for  services  to consultants and outside directors valued at $101,329.

     Approximately   $1,317,000  of  capital   expenditures   for   discontinued
     operations were included in current liabilities of discontinued  operations at June 30, 2004 and approximately  $1,786,000 of capital expenditures were in  accounts  payable at December  31,  2003 for a decrease  during the six months ended June 30, 2004 of $469,000.

     Conversion of 463,207 shares of preferred  stock,  plus dividends of 37,057 shares converted into 500,264 shares of common stock.

     The Company  accrued  dividends  to  preferred  stockholders  of $24,486 at
     December 31, 2004.

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

     Approximately $1,785,000 of capital expenditures for oil and gas properties were included in current liabilities of discontinued operations at December
     31, 2003.

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

     221,198 shares of stock were issued to consultants  for services  valued at
     $607,790.

     133,333  warrants  were  issued  to  consultants  for  services  valued  at
     $215,086.

     Approximately $1,142,000 of capital expenditures for oil and gas properties were  included  in current  liabilities  from  discontinued  operations  at
     December 31, 2002.

     During the fourth quarter of 2002, the Company received $1,939,610 of stock subscriptions  receivable for 712,045  shares of stock.  The cash for these subscriptions was paid during the first quarter of 2003.

                                  TETON PETROLEUM COMPANY

                         Notes to Consolidated Financial Statements
                    For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies

Teton  Petroleum  Company  (the  Company)  is an oil  and  gas  exploration  and production  company  whose  focus,  prior  to July  1,  2004,  was  the  Russian
Federation  through  ownership  of a 35.30%  interest in ZAO  Goloil,  a Russian closed joint-stock company ("ZAO Goloil"). The Company sold all of it's interest in Goloil effective July 1, 2004 (see Note 2 to financial statements). Since the sale of ZAO Goloil,  the Company has focused  primarily on acquiring oil and gas prospects and properties in North America. See Note 8, Subsequent Events.

The  exploration and  development of oil and gas reserves  involves  significant financial  risks.  The  ability  of the  Company  to meet  its  obligations  and commitments  under the terms and  conditions of its agreements and carry out its planned  exploration  activities is dependent upon continued  financial  support from its stockholders, the ability to develop economically recoverable reserves, and its ability to obtain  necessary  financing to complete  development  of the reserves.

The United  States dollar is the  principal  currency of the Company's  business and,  accordingly,  these  consolidated  financial  statements  are expressed in
United States dollars.

Discontinued Operations and Principles of Consolidation
-------------------------------------------------------

See Note 2 for a summary of the income (loss) from discontinued operations.  The
Company considers the sale of Goloil to be effective July 1, 2004 for accounting purposes.  Accordingly the operating activities of ZAO Goloil for the six months ended June 30,  2004 and the years  ended  December  31, 2003 and 2002 have been included in the results from discontinued operations.

The accompanying consolidated financial statements include the accounts of Teton
Petroleum  Company and  through  June 30,  2004,  its wholly  owned  subsidiary,
Goltech Petroleum,  LLC ("Goltech").  All intercompany accounts and transactions have been eliminated in consolidation.

During 2002,  the Company  owned a 50%  interest in Goltech,  which had a 70.59%
interest in ZAO Goloil. Accordingly ZAO Goloil was consolidated into Goltech and the Company  reflected  its 50% share of Goltech.  As of December 31, 2002,  the other 50% member of Goltech  relinquished  their ownership  interest in exchange for a 35.295% direct  ownership  interest in ZAO Goloil.  The audited  financial statements  as of June 30, 2004,  December 31, 2003 and 2002, as is customary in the oil and gas  industry,  reflect a pro-rata  consolidation  of the  Company's interest in ZAO Goloil (a Russian  Company)  through its wholly owned subsidiary
Goltech.  Due to the sale of ZAO Goloil, the pro-rata  consolidated amounts have been  reclassified  as assets,  liabilities  and  included in the  results  from discontinued operations.

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
-------------------------

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

Comprehensive Income
--------------------

Comprehensive  income is defined as the  change in equity  during a period  from transactions and other events from non-owner  sources.  Comprehensive  income is the  total of net  income or loss and other  comprehensive  income or loss.  The effect of foreign currency  exchange rates currently is the Company's only item, which constitutes comprehensive income or loss.

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

Prior to July 1, 2004.  all of the Company's oil and gas assets were held in one cost  center  located  in  Siberia,  Russia.  The  Russian  Federation  (RF) has
performed substantial exploration efforts on properties on which the Company has received successful tenders for future exploration and development. As a result, those areas accepted under tender by the RF are known to contain proved reserves and the Company's efforts are focused on further development of such reserves.

The net carrying value of the Company's oil and gas properties was limited to an estimated  net  recoverable  amount.  The net  recoverable  amount  is  based on undiscounted  future net revenues and is determined by applying factors based on historical  experience  and other data such as primary lease terms of properties and average holding periods.  If it is determined that the net recoverable value is less  than  the net  carrying  value  of the  oil  and  gas  properties,  any impairment is charged to operations.

Inventories
-----------

Inventory  includes  extracted oil  physically in the pipeline prior to delivery for  sale  and oil  held by third  parties  valued  at the cost of  development.
Inventory also includes  various  supplies and spare parts and is valued at cost using the weighted average method.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 5 to 7 years.

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

                                              For the Years Ended  December 31,
                                        -------------------------------------------
                                            2004           2003            2002
                                        -----------    ------------    ------------
Net income (loss) applicable to
  common shareholders - as reported     $ 7,190,301    $ (8,415,537)   $(10,973,923)
Fair value of employee
compensation expense                      3,512,305       4,974,141         972,041
                                        -----------    ------------    ------------
Net income (loss) applicable to
  common shareholders - pro forma       $ 3,677,996    $(13,389,678)   $(11,945,964)
Basic income (loss) per common share
  - as reported                           $     .73     $     (1.23)    $     (3.53)
Basic income (loss) per common share
  - pro forma                             $     .41     $     (1.96)    $     (3.84)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                              For the Years Ended  December 31,
                                        -------------------------------------------
                                            2004           2003            2002
                                        -----------    ------------    ------------

Approximate risk free rate                    4.06%           4.00%             --
Average expected life                        10 years       10 years            --
Dividend yield                                  -%             -%               --
Volatility                                    55.0%           100%              --
Estimated fair value of total options
granted                                     $3,512,305     $4,974,141           --
Estimated fair value per option granted       $2.48           $3.15             --

As described in Note 5, 994,000  options  granted to the Board of Directors with an estimated fair value of $2,465,120 under the Company's 2003 Stock Option Plan have been treated as issued and outstanding.

Foreign Currency Translation
----------------------------

All assets and liabilities of the Company's subsidiary were translated into U.S.
dollars using the prevailing exchange rates as of the balance sheet date. Income and expenses are translated  using the weighted  average  exchange rates for the period.  Stockholders'  investments  are translated at the  historical  exchange rates  prevailing  at the time of such  investments.  Any gains or  losses  from
foreign   currency   translation  are  included  as  a  separate   component  of
stockholders'  equity.  The  prevailing  exchange  rates  at June  30,  2004 and
December 31, 2003 and 2002 were  approximately 1 U.S. dollar to 29.03, 29.45 and
31.78, Russian rubles, respectively.  For the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, the average exchange rate for 1 U.S.
dollar was 28.76, 30.66 and 31.39, Russian rubles, respectively.

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

The following  table reflects the effects of dilutive  securities as of December
31:

                                                   2004          2003         2002
                                                   ----          ----         ----
Dilutive effects of options                       2,993,037    1,578,037           --
Dilutive effects of warrants                      7,359,728    7,389,981     4,587,780
Dilutive effects of convertible
 preferred shares                                   281,460    2,381,351           --
                                                 ----------   ----------     ---------

                                                 10,634,224   11,349,369     4,587,780
                                                 ==========   ==========     =========

Such  securities  have been excluded from the earnings per share  calculation as their effect was  anti-dilutive.  However,  such securities  could dilute future earnings,  if achieved.  The 2002 and 2003 share and per share amounts have been adjusted to reflect the 1 for 12 reverse split approved by the  shareholders  on
March 19, 2003.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial  instruments  including cash, accounts payable and accrued liabilities approximated fair value as of December 31, 2004 and 2003 because of the relatively short maturity of these instruments.

The Company is exposed to foreign currency risks to the extent that transactions and balances are denominated in currencies other than the United States dollar.

Income Taxes
------------

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years.  The  measurement of deferred tax assets may be reduced by a  valuation  allowance  based  upon  management's  assessment  of  available evidence if it is deemed more  likely than not some or all of the  deferred  tax assets will not be realizable.

Reclassifications
-----------------

Certain amounts in the 2002 and 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 123 (revised 2004),  "Share-Based  Payment." SFAS No. 123R replaced SFAS No.
123 and superseded APB 25. SFAS No. 123R will require  compensation cost related to share-based payment transactions to be recognized in financial statements. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, the
Company did not recognize  compensation  expense in its financial  statements as the stock options  granted had an exercise  price equal to the fair market value of the underlying  Common Stock on the date of the grant. SFAS No. 123R requires measurement of the cost of share-based payment  transactions to employees at the fair value of the award on the grant date and  recognition  of expense  over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application,  under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by  restating  previously  issued  financial  statements, basing the amounts on the expense  previously  calculated  and reported in their pro forma footnote  disclosures required under SFAS No. 123. The Company has not decided which adoption method will be used. The provisions of SFAS No. 123R will be adopted by the Company  effective July 1, 2005. The effect of the adoption of
SFAS No. 123R is  expected to be  comparable  to that  disclosed  on a pro forma basis as a result of applying the current fair value  recognition  provisions of
SFAS No. 123.

In  December  2004,  the FASB  issued SFAS No. 153  "Exchanges  of  Non-monetary
Assets--an  amendment of APB Opinion No. 29." This Statement amended APB Opinion
No.  29 to  eliminate  the  exception  for  non-monetary  exchanges  of  similar productive  assets and  replaces it with a general  exception  for  exchanges of non-monetary  assets  that do not  have  commercial  substance.  A  non-monetary exchange  has  commercial  substance  if the future cash flows of the entity are expected to change  significantly  as a result of the  exchange.  The Company is currently evaluating the impact of this new standard,  but believes that it will not have a material  impact upon the Company's  financial  position,  results of operations or cash flows.

Note 2 - Sale of Goloil

As described in Note 1, the Company considers the sale of Goloil to be effective
July 1, 2004. Accordingly, the operating activities of Goloil for the six months ended June 30,  2004 and the years  ended  December  31, 2003 and 2002 have been included in the results from discontinued operations, summarized as follows:

                                                 2004          2003              2002
                                              ----------    -----------        ----------

Sales                                         $6,552,138    $11,437,802        $6,923,320

Cost of sales and expenses                     7,072,272     12,604,234         7,319,997
                                              ----------    -----------        ----------
Loss from operations                            (520,134)    (1,166,432)         (396,677)
Other income (expense)
Interest expense                                (166,216)      (347,740)         (385,939)
                                              ----------    -----------        ----------

Net loss from discontinued operations,
before tax                                      (686,350)    (1,514,172)         (782,616)
Income tax                                       (16,829)       (84,508)              --
                                              ----------    -----------        ----------
Net loss from discontinued operations,
before gain on disposal                         (703,179)    (1,598,680)         (782,616)
Gain on sale of ZAO Goloil stock              13,086,761            --                --
                                              ----------    -----------        ----------

Income (loss) from discontinued operations   $12,383,582    $(1,598,680)       $ (782,616)
                                              ==========    ===========        ==========

The gain on sale of Goloil stock is calculated as follows:

Sale price for Goloil shares                     $ 8,960,229
      Less direct transaction expenses:
      Investment banking fee                       (750,000)
      Net fees and expenses                        (246,779)
                                                ------------
    Net proceeds                                  7,963,450

Net deficit of investment in Goloil
 at date of sale                                  5,123,311
                                                ------------

      Gain on disposal of ZAO Goloil            $13,086,761
                                                ===========

Note 3 - Notes Payable

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

The Company paid $478,750 of the  promissory  notes issued during the year.  The remaining  $150,000  along with accrued  interest of $9,426 were  exchanged  for
Teton's 8% convertible preferred shares.

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

Note 4 - Stockholders' Equity

Total  expense  recorded   associated  with  the  above  warrant  issuances  and
modifications  totaled  $353,379  and have been  recorded as non-cash  financing charges during the year ended December 31, 2002.

Changes in Stockholders' Equity during 2004
-------------------------------------------

Private Placements of Common Stock

During the year ended  December 31, 2004,  45,925  common shares were issued for
(i) the settlement of accrued liabilities of $58,700; and (ii) services provided by consultants  of $43,329 and (iii) services  provided by the advisory board of
$58,000.

50,000 warrants were issued to settle a liability at December 31, 2003 valued at
$46,967.  We also issued 100,000 warrants to a consultant valued at $102,094 for services.

Private Placements of Series A Convertible Preferred Stock

The Company  received  the  following  proceeds  from the  issuance of privately placed preferred stock at a price of $4.35 per share:

Proceeds of $499,998 (net of cash costs of $50,000) from the issuance of 126,436 shares of 8% convertible preferred stock.

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
of preferred stock for future issuance. In addition, the stockholders approved a
1 to 12 reverse stock split.

Private Placements of Common Stock

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
----------------------------------------------------------

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

The preferred shares carry an 8% dividend,  payable quarterly commencing January
1, 2004 and are convertible into common stock at a price of $4.35 per share. The preferred  stock is entitled to vote on all matters  presented to the  Company's common  stockholders,  with the  number of votes  being  equal to the  number of underlying  common  shares.  The  preferred  stock also  contains a  liquidation preference  of $4.35 per share plus  accrued  unpaid  dividends.  The  preferred shares can be redeemed by the Company after one year for $4.35 per share,  under certain circumstances and upon proper notice of redemption being provided by the
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

The Company also sent each preferred  shareholder an inducement offer to convert their shares of preferred  into common  shares.  If converted  within 60 days of closing,  the investors were entitled to receive (i) dividends payable in common stock equivalent to one year's worth of dividends;  and (ii) Class B Warrants to purchase two shares of common stock for each $10 invested,  exercisable at $6.00 per share.

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

In connection with the preferred share private placement for Tranche 2, a common share  dividend of 8% for a full year was paid  totaling  $157,601  and warrants were issued valued at $337,805,  for a total inducement charge of $495,406 which will be  recognized  as a  preferred  dividend  in the  first  quarter  of 2004, associated with the preferred stock  inducement  offer ending on March 27, 2004.
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
December 30, 2004.

Changes in Stockholders' Equity during 2002
-------------------------------------------

Private Placements of Common Stock

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

$605,136  from the  issuance  of 221,198  common  shares  issued for  consulting services.

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

The following table presents the activity for warrants outstanding:

                                                                              Weighted
                                                                              Average
                                                                              Exercise
                                                              Shares           Price
                                                            ------------    ------------
Outstanding - December 31, 2001                                 544,098     $       5.28
  Granted                                                     4,068,682             5.52
  Forfeited/canceled                                            (25,000)            2.04
                                                            ------------    ------------

Outstanding - December 31, 2002                               4,587,780             5.52
  Granted                                                     3,210,249             2.49
  Forfeited/canceled                                           (408,048)            0.30
                                                            ------------    ------------

Outstanding - December 31, 2003                               7,389,981             5.63
  Granted                                                     4,496,142             6.00
  Forfeited/canceled                                         (4,526,396)            5.98
                                                            ------------    ------------

Outstanding - December 31, 2004                               7,359,727     $       5.62
                                                           ============     ============

On May 11,  2004  the  Board  of  Directors  voted  to  extend  by one  year the expiration date of certain  warrants issued during the period from April 1, 2002 to December 15, 2003,  with no change in the exercise price of $6.00.  The above table includes the extension as an expiration and grant of such warrants.

The  following  table  presents  the  composition  of warrants  outstanding  and exercisable:

                                  2004
                           Shares Outstanding

     Range of Exercise Prices         Number     Price*     Life*
     ------------------------      ----------    ------    ------

     $2.72 - $3.48                    903,271    $  .36      0.79
     $4.35 - $6.00                  6,414,788      5.20      0.68
     $9.00 - $12.00                    41,668       .06      0.01
                                    ---------    ------    ------

     Total - December 31             7,359,72    $ 5.62      1.48
                                    =========    ======    ======

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 5 - Stock Options

At the annual meeting on March 19, 2003, the Company's  shareholders approved an employee stock option plan and authorized  25,000,000 shares of Common Stock for issuance  thereunder.  At the same  annual  meeting  at which  the 2003 Plan was adopted, the Company's shareholders also approved a 1:12 reverse split. Although the Board of Directors believed that a reasonable interpretation of both actions indicated that since the 2003 Plan was adopted at the same shareholders  meeting as the  reverse  split  and  further  since  there  were no  shares  technically outstanding at the time of the reverse split's approval, that no adjustment need be made to the plan, it nevertheless elected to take a conservative approach and to remove any ambiguity by asking the stockholders, at the Company's 2005 annual meeting,  to approve a total pool of 3,000,000 options available for grant under the 2003 plan.

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
On April 9, 2003 the Company issued  1,448,037  incentive  options to employees,
officers  and   directors   valued  at   $4,571,026   using  the   Black-Scholes
option-pricing  model under the same  assumptions  described above. On August 3,
2003,  100,000  options  valued at $308,414 were issued to a director  under the
Company Plan. On March 30, 2004 1,415,000 options valued at $3,512,305 using the same assumptions as above were issued to employees,  officers and directors. The
Board  issued the  options in 2004 with the  understanding  that they would seek clarification from shareholders as to the ultimate number of options that can be
issued.   Accordingly,   994,000  of  the  options  representing   approximately
$2,500,000 of the fair value of the total options granted could be voided if the shareholders  do not  approve an  increase  in the number of  authorized  shares available for issuance under the 2003 Employee Stock option plan.

As of December 31,  2004,  1,478,037  options  with an exercise  price of $3.48,
100,000  options with an exercise  price of $3.71 and 1,415,000  options with an exercise price of $3.60 were  outstanding.  The weighted  average fair value and contractual life of these issues were $2.48, $3.26 and $3.71 and 10.00, 8.59 and
..61 years, respectively.

The following table presents the activity for stock options outstanding and exercisable:

                                              Shares Outstanding
                                         -----------------------------
Range of Exercise Prices                    Number          Price*           Life*
------------------------                 -----------     -------------    -------------

Outstanding - December 31, 2002                   -      $          -                -
Issued                                     1,578,037              3.49             8.30
                                         -----------     -------------    -------------

Outstanding - December 31, 2003            1,578,037     $        3.49             8.30
Issued                                     1,415,000              3.60             9.25
                                        ------------     -------------     ------------

Outstanding - December 31, 2004            2,993,037     $        3.54             8.70
                                        ============     =============     ============

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 6 - Income and Other Taxes

The  provision  for income  taxes from  continuing  operations  consists  of the following components:

                                    2004 2003 2002
                                    ---- ---- ----
                     Current:
                     --------
                     Federal          --   --    --
                     State            --   --    --
                                      --   --    --
                        Total         --   --    --
                     current

                     Deferred:
                     Federal          --   --    --
                     State            --   --    --
                                      --   --    --
                        Total         --   --    --
                     Deferred

Total income tax expense from  continuing  operations  differed from the amounts computed by applying  the federal  statutory  income tax rate of 35% to earnings
(loss)  before  income  taxes as a result of the  following  items for the years ended December 31:

                                          2004       2003       2002
                                          ----       ----       ----

Federal statutory income tax benefit
from continuing operations              $(1,817,648)  $(1,412,657)  $(3,566,957)
State income tax benefit, net of
 federal income tax benefit from
 continuing operations                     (154,367)     (116,088)     (326,347)
Change in valuation allowance             1,955,312     1,470,453     4,133,733
Other                                        16,703        58,292      (240,429)
                                        -----------   -----------    -----------
Income tax expense                              --            --             --

The  tax  effects  of  temporary  differences  that  give  rise  to  significant components of the Company's  deferred tax assets and liabilities at December 31,
2004 and 2003 are as follows:

                                                   2004      2003
                                                   ----      ----
              Current Deferred Tax Assets
               (Liabilities)
                 Other receivables                (7,441)     (4,574)
                 Prepaid expenses                (30,908)    (36,363)
                 A/P and accrued liabilities     156,463     143,043
                 Charitable contributions            --        4,088
                 Valuation allowance            (118,114)   (106,194)
                                                --------    --------
                 Net current deferred
                  tax asset (liability)              --          --

              Non-Current  Deferred  Tax  Assets
              (Liabilities)
                 Depreciation                     (3,623)     (3,462)
                 Net Operating Loss            4,478,522   7,107,951
                 Valuation allowance          (4,474,899) (7,104,489)
                                               ---------  ----------
                 Net non-current
                  deferred tax
                  asset (liability)                  --         --

              Net Deferred Tax Asset
               (Liability)                    $      --   $     --
                                              ==========  ==========

At December 31, 2004,  the Company had net  operating  loss  carryforwards,  for federal income tax purposes, of approximately $11.8 million. These net operating loss carryforwards,  if not utilized to reduce taxable income in future periods, will  expire  in  various  amounts  beginning  in 2018  through  2023.  Such net operating loss is subject to U.S. Internal Revenue Code Section 382 limitations.
Utilization of the NOL is limited to approximately $900,000 per annum.

The Company  has  established  a valuation  allowance  for  deferred  taxes that reduces its net deferred tax assets as management  currently believes that these losses will not be utilized in the near term.  The  allowance  recorded was $4.6 million and $7.2 million for 2004 and 2003 respectively. The Company reduced the valuation allowance in 2004 by approximately $2.6 million due to the utilization of net operating loss carryforwards.

Note 7 - Commitments

Mr. Howard Cooper,  Director,  signed an employment  contract on January 1, 2004 and then,  upon his  resignation  as  Executive  Chairman,  signed a  consulting agreement  with the  Company  dated  March 1,  2005 to  replace  the  employment contract.  The consulting  agreement is for a one year term,  whereby Mr. Cooper will receive  bi-monthly  base  payments of $8,333 each.  Under the terms of the agreement,  if Mr.  Cooper is  terminated  other than for cause,  Mr.  Cooper is entitled to 12 months of severance pay, payable in bi-monthly  installments over
12  months,  from the date of  termination.  The  Company  may  discontinue  the severance payments if Mr. Cooper violates the  confidentiality,  noncompetition, or nonsolicitation provisions of his employment agreement.

Mr.  Arleth,  President  and  Chief  Executive  Officer,  signed  an  employment agreement  on May 1, 2003.  The  agreement  is for a  three-year  term,  with an initial  salary of $10,000  per month that was  increased  to $15,000  per month beginning  in January  2004.  Under the terms of the  agreement,  Mr.  Arleth is entitled  to 24 months  severance  pay in the event of a change of  position  or control of the Company.

Note 8 - Subsequent Events

On January 5, 2005 the  Company  entered  into a  definitive  purchase  and sale agreement  for the  acquisition  of certain  oil and gas leases  covering  up to
180,000 acres in North America. The closing of the transaction is subject to the satisfactory  results  of a due  diligence  investigation  and  delivery  by the sellers  of at least  138,063  acres  with  acceptable  title and  environmental conditions.  The  transaction is currently  pending and the terms are being kept confidential  subject to a request for confidential  treatment  previously filed with the Securities and Exchange  Commission.  The Company paid a  nonrefundable deposit of $25,000 in December upon signing a letter of intent. Earnest money of
$322,000 was paid in January upon signing the purchase and sale  agreement.  The balance due in cash,  stock and  warrants  will be paid at closing.  The Company expects to close the transaction on or before April 15, 2005.

On  February  15,  2005,  the  Company  signed a  membership  interest  purchase agreement with PGR Partners, LLC ("PGR") whereby the Company acquired 25% of the membership interest in Piceance Gas Resources, LLC, a Colorado limited liability company  ("Piceance  LLC").  Piceance  LLC owns  certain  oil and gas rights and leasehold  assets  covering  approximately  6,300 acres in the Piceance Basin in
Western  Colorado.  The  properties  owned by  Piceance  LLC carry a net revenue interest of 78.75%.

The purchase price for the membership interest in Piceance LLC was $5.25 million in cash, the issuance of 450,000  unregistered shares of our common stock, which had a fair market value on the date of closing of $720,000,  and the issuance of warrants to  purchase  200,000  shares of our common  stock,  exercisable  for a period of five years at an  exercise  price of $2.00 per share.  Pursuant to the terms of the operating agreement,  the Company is obligated to fund its share of the  construction  of a road on the leased area and 8 wells to be drilled during
2005.

On February 22, 2005, Mr. Cooper resigned as Executive  Chairman of the Company.
Mr. Cooper will remain on the Company's  Board and will stand for  reelection at the  Company's  upcoming  annual  meeting in May. In addition,  Mr.  Cooper will remain a consultant  to the Company.  On February  22, 2005,  our Board  elected
James J.  Woodcock,  an  outside  director,  as  non-executive  chairman  of the
Company.

Note 9 - Supplemental Oil and Gas Disclosures

The  following  is a  summary  of  costs  incurred  in  oil  and  gas  producing activities:

The Company sold its oil and gas producing  activities  during 2004. See Notes 1 and 2 to the financial statements.

Included below is the Company's investment and activity in oil and gas producing activities  prior to the  sale,  which  includes  a  proportionate  share of ZAO
Goloil's oil and gas properties, revenues, and costs.

                                            For the Years Ended
                                                December 31,
                              -----------------------------------------------
                                  2004              2003             2002
                              -----------        -----------      -----------

Construction in progress      $        -        $  1,700,696      $        -
Development costs               2,988,882          5,207,931        4,150,742
                              -----------        -----------      -----------

Total                         $ 2,988,882        $ 6,908,627      $ 4,150,742
                              ===========        ===========      ===========

The following  reflects the Company's  capitalized costs associated with oil and gas producing activities:

                                                      For the Years Ended
                                                          December 31,
                                        ---------------------------------------------
                                           2004              2003             2002
                                        -----------      -----------      -----------

Property acquisition costs              $         -      $   595,558      $   595,558
Construction in progress                          -        1,700,696               -
Development costs                                 -       10,808,813        4,830,421
                                        ------------     -----------      -----------
                                                  -       13,105,067        5,425,979
Accumulated depreciation, depletion,
 amortization and valuation
 allowances                                       -       (2,064,585)        (529,671)
                                        ------------     -----------      -----------

Net capitalized costs                   $         -      $11,040,482      $ 4,896,308
                                        ============     ===========      ===========

Results of Operations from Oil and Gas Producing Activities
-----------------------------------------------------------

Results of operations from oil and gas producing  activities  (excluding general and administrative  expense, and interest expense) are presented as follows: For the Years Ended December 31, 2004 2003 2002

Oil and gas sales                        $ 6,552,138     $11,437,802      $ 6,923,320
Oil and gas production                    (1,331,273)     (2,020,447)      (1,218,411)

Transportation and marketing                     --         (807,266)        (611,956)

Export duties                                    -        (1,492,999)        (910,936)
Taxes other than income taxes             (4,286,025)     (5,864,920       (3,537,990)
Depletion, depreciation and
amortization                                (747,481)     (1,534,914)        (451,930)
                                         -----------     -----------      -----------

Results  of  operations  from oil and
gas producing activities                 $   187,359     $  (282,744)     $   192,097
                                         ===========     ===========      ===========

Reserves (Unaudited)
---------------------

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

                                                          For the Years Ended
                                                              December 31,
                                            -------------------------------------------
                                               2004             2003           2002
                                            -----------     -----------     -----------

Proved reserves (bbls), beginning of
 period                                       8,262,000      13,264,000      40,174,000
Production                                     (348,000)       (632,000)       (471,000)
Extension of reservoir                                -               -       2,000,000
Sale of reserves in place                    (7,914,000)

Revisions of previous estimates                       -      (4,370,000)    (28,439,000)
                                             ----------      ----------     -----------

Proved reserves (bbls), end of period                 -       8,262,000      13,264,000
                                             ==========       =========      ==========

Proved developed reserves (bbls),
beginning of period                           3,816,000       4,567,000       5,493,000
                                             ==========       =========       =========

Proved developed reserves (bbls), end
of period                                             -       3,816,000       4,567,000
                                             ==========       =========       =========

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

The following  summarizes the standardized  measure and sets forth the Company's future  net cash flows  relating  to proved  oil and gas  reserves  based on the standardized  measure prescribed in Statement of Financial  Accounting Standards
No. 69.

                                                 For the Years Ended
                                                     December 31,
                                   -----------------------------------------------
                                        2004             2003            2002
                                   --------------    -------------   -------------

Future cash inflows                 $          --    $ 114,992,000   $ 230,581,000
Future production costs                        --      (80,812,000)   (151,167,000)
Future development costs                       --      (14,595,000)    (18,556,000)
Future income tax expense                      --       (7,360,000)    (16,365,000)
                                   --------------    -------------   -------------
Future net cash flows
 (undiscounted)                                --       12,225,000      44,493,000
Annual discount of 10% for
 estimated timing of cash flows                --       (6,232,000)    (19,069,000)
                                   --------------    -------------   -------------

Standardized measure of future
 net discounted cash flows         $           --    $   5,993,000   $  25,424,000
                                   ==============    =============   =============

Changes in Standardized Measure Base Case (Unaudited)
-----------------------------------------------------

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      For the Years Ended
                                                         December 31,
                                        -----------------------------------------------
                                             2004             2003            2002
                                        --------------    -------------   -------------
Standardized measure, beginning of
 period,                                 $   5,993,000    $  25,424,000   $  40,362,000
Net changes in prices and production
 costs                                             --       (11,038,000)    190,619,000
Sales of oil and gas produced during
 period                                       (935,000)        (445,000)       (644,000)
Future development costs                           --        (3,098,000)     22,344,000
Revisions of previous quantity
 estimates                                         --       (11,806,000)   (274,605,000)
Extension of reservoir                             --               --       19,867,000
Accretion of discount                          299,950        2,542,000       4,036,000
Sale of reserves in place                   (5,357,950)             --              --
Changes in income taxes, net                       --         4,414,000      23,445,000
                                        --------------    -------------   -------------

Standardized measure, end of period     $          --     $   5,993,000   $  25,424,000
                                        ==============    =============   =============

Note 10 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial  information for the years ended  December 31, 2003 and 2004.  Certain  amounts have been  reclassified  to conform with the presentation in this Form 10-K.

                                                For the Quarter Ended
2004                            March 31,       June 30,    Sept 30, (1)   December 31,
----                            ---------       --------    ------------   ------------

Loss from continuing         $ (2,086,915)   $ (1,712,408)  $  (488,126)    $  (905,832)
operations
Discontinued operations, net
 of tax                          (435,198)       (267,981)   13,086,761             --
                             ------------    ------------   -----------     -----------
Net Income (Loss)              (2,522,113)     (1,980,389)   12,598,635        (905,832)
Basic and diluted loss per
 common share for continuing  $     (0.30)   $      (0.19)   $     (.07)    $      (.09)
 operations
Basic and diluted income
 (loss) per common share      $      (.05)   $       (.03)   $     1.45     $       .00
 for discontinued operations
Basic and diluted income
 (loss) per common share      $      (.35)   $       (.22)   $     1.38     $      (.10)

2003
----

Loss from continuing          $  (773,774)   $   (981,898)   $  (984,080)   $(1,296,412)
 operations
Discontinued operations, net
 of tax                            (7,311)       (465,342)      (768,087)      (357,940)
                              -----------     -----------    -----------    -----------

Net Income (Loss)                (781,085)     (1,447,240)    (1,752,167)    (1,654,352)
Basic and diluted loss per
 common share for continuing
 operations                      $  (0.12)       $  (0.15)      $  (0.15)      $  (0.58)
Basic and diluted income
 (loss) per   common share
 for discontinued operations     $  (0.00)       $  (0.07)      $  (0.11)      $  (0.05)
Basic and diluted income
 (loss) per common share         $  (0.12)       $  (0.22)      $  (0.26)      $  (0.63)

(1) The gain from the sale of Goloil stock included in results from discontinued
operations  for the  quarter  ended  September  30,  2004 has been  adjusted  by approximately  $718,000  due to an  error  in  recording  the  foreign  currency translation account at the time of the sale, partially offset by an over accrual of current income taxes due.

Item  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004,  an  evaluation  was  performed by our Chief  Executive
Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of our disclosure  controls and procedures.  Based on that evaluation,
Our Chief  Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were not completely  effective as of December
31, 2004.

In connection with the audit of the year ended December 31, 2004,  there were no
"reportable events" except that the Company's auditors reported to the Company's
Audit Committee that the auditors'  considered one matter involving the internal controls over financial  reporting to be a material  weakness,  which  concerned accounting for complex equity transactions.

ITEM 9B. OTHER INFORMATION

None.

                                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Directors,  executive  officers,  and  significant  employees  of  Teton,  their respective ages and positions with Teton are as follows:

Name                                   Age         Position
James J. Woodcock                      66          Chairman & Director
Karl F. Arleth                         56          President and CEO, Director
John T. Connor, Jr.                    63          Director
Thomas F. Conroy                       66          Director
H. Howard Cooper                       48          Director
Patrick A. Quinn                       51          Chief Financial Officer

JAMES J.  WOODCOCK has been a director  since 2002 and Chairman of the Company's
Compensation  Committee,  since 2003 and Chairman of the Company since  February
2005. Since 1981, Mr. Woodcock has been the owner and CEO of Hy-Bon  Engineering
Company, based in Midland, Texas. Hy-Bon is an engineering firm and manufacturer of vapor recovery,  gas boosters,  and casing pressure reduction systems for the oil industry.  From 1997 to 2002, Mr. Woodcock was the chairman of Transrepublic
Resources,  a private oil and gas  exploration  firm  located in Midland  Texas.
Since 1996, Mr.  Woodcock has been a board member of Renovar  Energy,  a private waste to energy firm located in Midland  Texas and was its Chairman of the Board until 2003.

KARL F.  ARLETH,  has been our  president  and CEO since May 2003 and a director since 2002. From 2002 to 2003, Mr. Arleth was the Chief Operating  Officer and a
Board Member of Sefton  Resources,  an oil and gas  exploration  and  production company.  Between 1999 and 2001 he served as Chairman and CEO of Eurogas Inc. in
London.  Ending in 1999,  Mr. Arleth spent 21 years with Amoco and BP-Amoco.  In
1998 he chaired  the Board of the  Azerbaijan  International  Operating  Company
(AIOC) for BP-Amoco in Baku,  Azerbaijan.  Concurrently in 1997-98,  he was also
President of Amoco Caspian Sea Petroleum Ltd. in Azerbaijan.  In 1997, he served as Director of Strategic Planning for Amoco Corporations  Worldwide  Exploration
and Production Sector in Chicago.  From 1992 to 1996 Mr. Arleth was President of
Amoco  Poland Ltd. in Warsaw,  Poland.  Between 1977 and 1992,  Mr.  Arleth held positions  with  Amoco as an  exploration  and  development  geologist,  project supervisor,  manager and executive in the Exploration  and Production  sector in
Denver,  Tulsa,  Chicago  and  Houston.  In North  America,  he has  significant exploration and production experience in the Rocky Mountains, mid-continent, the western U.S. and Alaska.

JOHN T.  CONNOR,  Jr.  became a director  in 2003 and chairs the  Board's  audit committee.  He is the  Founder  and  Portfolio  Manager of the Third  Millennium
Russia  Fund,  a US based  mutual fund  specializing  in the equities of Russian public companies. A former attorney at Cravath, Swaine & Moore in New York City, he has been a partner  in  leading  law firms in New  York,  Washington  and New
Jersey. Mr. Connor is a member of the Council on Foreign Relations.

THOMAS F.  CONROY,  has been a director  since 2002.  Mr.  Conroy is a Certified
Public Accountant with an MBA from the University of Chicago. Since August 2004,
Mr. Conroy has been the Chairman of  Mann-Conroy-Eisenberg  & Assoc. LLC, a life insurance and  reinsurance  consulting  firm.  Since 2001, Mr. Conroy has been a managing  principal of Strategic  Reinsurance  Consultants  International LLC, a
life  reinsurance  consulting  and brokerage  firm.  Ending in 2001, Mr. Conroy, spent 27 years with ING and its  predecessor  organizations,  serving in various financial  positions  and  leading  two  of  its  strategic  business  units  as
President.  As President of ING Reinsurance,  he established their international presence, setting up facilities in The Netherlands,  Bermuda, Ireland and Japan.
He also  served as an  Officer  and  Board  Member  of  Security  Life of Denver
Insurance Company and its subsidiaries. Mr. Conroy briefly served as our interim
CFO and secretary from April 2002 until April 2003.

H. HOWARD  COOPER,  H. Howard Cooper was our chairman  from 1996 until  February
2005.  Mr. Cooper was our president and CEO from 1996 until May 2003. Mr. Cooper founded  American Tyumen in November 1996. He served as a director and president of  American  Tyumen  until  the  merger  with the  Company.  In 1994,  he was a principal with Central Asian Petroleum,  an oil and gas company with its primary operations in  Kazakhstan,  located in Denver,  Colorado.  From 1992 to 1994 Mr.
Cooper served with AIG, an insurance group in New York. Prior to founding Teton,
Mr. Cooper was an independent  landman,  from 1981 - 1991, who developed oil and gas opportunities in the U.S. Rocky Mountain Region.

PATRICK A. QUINN,  CPA, CVA. Mr. Quinn joined Teton in February 2004 to serve as the Company's Chief Financial  Officer on a contract basis. For the past fifteen years Mr. Quinn has been the CEO of Quinn & Associates, P.C.. Mr. Quinn provides accounting,  tax and auditing services primarily to the oil and gas industry. As a result,  Mr. Quinn has extensive  experience  in U.S. oil and gas  operations, including  the Rocky  Mountain,  Mid-continent  and Gulf Coast  regions.  He has provided accounting and tax services to Teton since its inception.  In addition,
Mr. Quinn has  extensive  experience  in  international  oil and gas  operations including  serving as the  Controller  of  Hamilton  Oil  Corporation  from 1978 through 1986,  which was the first company to produce oil in the U.K.  sector of the North Sea.

All  directors  serve as directors for a term of one year or until his successor is elected and  qualified.  All officers  hold office until the first meeting of the board of directors after the annual meeting of  stockholders  next following his  election or until his  successor  is elected and  qualified.  A director or officer may also resign at any time.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has a Compensation  Committee,  an Audit  Committee and a
Governance  and  Nominating  Committee.  The  Compensation  Committee  and Audit
Committee  currently  consist of two  directors  John  Connor,  who is the Audit
Committee financial expert, and James J. Woodcock.  The Nominating  Committee is made up of Mr. Woodcock and Mr. Conroy.

John Connor,  James Woodcock and Tom Conroy are the board members  determined to be independent under American Stock Exchange listing standards.

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

The Audit  Committee is responsible  for the general  oversight of audit,  legal
compliance   and  potential   conflict  of  interest   matters,   including  (a)
recommending   the  engagement  and  termination  of  the   independent   public
accountants to audit the financial statements of the Company, (b) overseeing the scope of the external audit services,  (c) reviewing adjustments  recommended by the  independent  public  accountant  and addressing  disagreements  between the independent  public  accountants and  management,  (d) reviewing the adequacy of internal controls and management's  handling of identified material inadequacies and reportable  conditions in the internal controls over financial reporting and compliance  with laws and  regulations,  and (e)  supervising the internal audit
function,   which  may  include   approving  the  selection,   compensation  and
termination of internal auditors.

For the fiscal year ended 2004, the Audit Committee  conducted  discussions with management  and the  independent  auditor  regarding the  acceptability  and the quality of the  accounting  principles  used in the reports in  accordance  with
Statements on Accounting  Standards (SAS) No. 61. These discussions included the
clarity  of  the  disclosures  made  therein,   the  underlying   estimates  and
assumptions  used  in the  financial  reporting  and the  reasonableness  of the significant  judgments and management decisions made in developing the financial statements.  In addition,  the Audit  Committee  discussed with the  independent auditor  the  matters  in  the  written  disclosures  required  by  Independence
Standards Board Standard No. 1.

For the fiscal year ended 2004,  the Audit  Committee  has also  discussed  with management and its independent  auditors issues related to the overall scope and objectives of the audits  conducted,  the internal controls used by the Company, and the selection of the Company's independent auditor. Additional meetings were held with the independent auditor, with financial management present, to discuss the specific results of audit  investigations and examinations and the auditor's judgments regarding any and all of the above issues.

The Audit Committee met four times by teleconference during 2004.

As  provided  in the  Governance  and  Nominating  Committee's  charter  and our
Company's  corporate  governance  principles,   the  Governance  and  Nominating
Committee is responsible for identifying

individuals  qualified  to  become  Directors.  The  Governance  and  Nominating
Committee  seeks to identify  director  candidates  based on input provided by a number  of  sources,  including  (a) the  Governance  and  Nominating  Committee members, (b) our other Directors, (c) our stockholders,

(d) our Chief Executive Officer or Chairman, and (e) third parties such as professional search firms.  In evaluating potential candidates for director, the Governance and
Nominating Committee considers the entirety of each candidate's credentials.

Code of Ethics

The Company has adopted its Code of Ethics and Business  Conduct that applies to all of the officers,  directors and employees of the Company. The Code is posted on our  website  (www.tetonpetroleum.com).  We will  disclose on our website any waivers of, or amendments to, our Code.

Compliance with Section 16(b) of the Exchange Act

Section 16(b) of the 1934 Act requires that the Company's  Directors and certain of its  officers  file  reports of  ownership  and changes of  ownership  of the
Company  stock  with the SEC and AMEX.  Based  solely on copies of such  reports provided to the Company,  the Company  believes  that all Directors and officers filed on a timely basis all such reports  required of them with respect to stock ownership  and changes in  ownership  during 2004  except that  Messrs.  Arleth,
Conroy,  Connor,  Cooper and Woodcock  were late in reporting the grant of stock options under the 2003 Employee Stock Option Plan.

Item 11.  EXECUTIVE COMPENSATION.

The following table sets forth information  concerning the compensation received by Mr. Howard Cooper,  the Chairman of Teton,  and Mr. Karl Arleth who served as its  president  and chief  executive  officer  during  2004 (Mr.  Cooper and Mr.
Arleth, the "named executive officers"):

                                 Summary Compensation Table

                        Annual Compensation            Long Term Compensation
                        -------------------            ----------------------
-------------------------------------------------------------------------------------
                                                       Awards        Payouts
                                                       ------        -------
-------------------------------------------------------------------------------------
                                                           Securities
                                       Other               Underlying          All
   Name &                              Annual   Restricted  Options   LTIP    Other
  Principal         Salary    Bonus    Compen-    Stock      SARs    Payouts  Compen-
  Position    Year    ($)      ($)     sation($)  awards     (#)       ($)    sation
-------------------------------------------------------------------------------------
H. Howard     2004  200,000 160,000*    8,200       0      400,000      0       0
Cooper,       2003  160,000     0         0         0      603,289      0       0
Chairman      2002  160,000  50,000       0         0      375,000      0       0
CEO (until
May 2003)

Karl F.       2004  180,000  80,000*   16,800       0      300,000      0       0
Arleth CEO    2003   85,000     0         0         0      410,338      0       0

*Bonus paid for 2003 performance.

Stock Options

Options/SARs Grants During Last Fiscal Year

The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2004.

                Number of    % of Total
                Securities    Options                               Grant
                Underlying    Granted     Exercise                   Date
                 Options     in Fiscal    Price Per   Expiration    Present
     Name        Granted      2004(1)       Share        Date       Value(2)
--------------  ----------  -----------   ---------   ----------  ----------

Howard Cooper     400,000      28.3%        $3.60      03/30/14   $ 992,000
Karl F. Arleth    300,000      21.2%        $3.60      03/30/14   $ 744,000

(1)  The exercise  price of the stock options was based on the fair market value of the stock on the day of the grant.

(2)  Valued using the  Black-Scholes  option  pricing  model using the following assumptions:  volatility of 55%, a risk-free  rate of 4.06%,  zero dividend payments, and an expected life of ten years.

The Board issued the options in 2004 with the understanding that they would seek shareholder  approval as to the  ultimate  number of options that can be issued.
Accordingly, 994,000 of the options representing approximately $2,500,000 of the fair value of the total options  granted could be voided if the  shareholders do not  approve  an  increase  in the number of  authorized  shares  available  for issuance under the 2003 Employee Stock option plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                           Number of
                       Shares              Securities     Value of
                      Acquired             Underlying    Unexercised
                         On       Value    Unexercised   In-the-money
            Name      Exercise   Realized    Options       Options
            ----      --------   --------  -----------   ------------

       Howard Cooper        --       --      1,003,289          --
       Karl F. Arleth       --       --        710,338          --

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit,  pension plan,  profit sharing,  or other retirement plan.

Compensation of Directors

The Company pays its outside  Directors an annual  retainer of $24,000,  payable quarterly. In addition, at the Company's sole discretion,  the Company may issue stock options or warrants to its directors.  During 2004, the Company granted to its outside  directors  a total of 350,000  options,  with an exercise  price of
$3.60 and an expiration date of March 30, 2014.

Employment Contracts

Mr. Howard  Cooper,  Director,  signed a consulting  agreement  with the Company dated March 1, 2005. The consulting agreement is for an initial term of one year and will  continue  for  additional  one year terms  unless 60 days prior to the anniversary  date either  party gives  notice of  termination.  Mr.  Cooper will receive bi-monthly payments of $8,333 each. Under the terms of the agreement, if
Mr. Cooper is terminated without cause, he is entitled to 12 months of severance pay,  payable  in  bi-monthly  installments  over 12  months,  from  the date of termination.  The Company may discontinue  the severance  payments if Mr. Cooper violates the confidentiality,  noncompetition,  or nonsolicitation provisions of his employment agreement.

Mr.  Arleth,  President  and  Chief  Executive  Officer,  signed  an  employment agreement  on May 1, 2003.  The  agreement  is for a  three-year  term,  with an initial  salary of $10,000  per month that was  increased  to $15,000  per month beginning  in January  2004.  Under the terms of the  agreement,  Mr.  Arleth is entitled  to 24 months  severance  pay in the event of a change of  position  or control of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables sets forth, as of March 10, 2005, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) the named executive officers, (c) our directors and executive officers as a group,  without  naming them,  and (d) persons or groups known by us to own beneficially 5% or more of our common stock:

                                             Amount and
                                             Nature of
                                             Beneficial        Percent of
Name and Address of Beneficial Owner         Ownership         Class

H. Howard Cooper                             1,607,481 (1)       14.35%
1600 Broadway, Suite 2400
Denver, Colorado 80202-4921

Karl F. Arleth
1600 Broadway, Suite 2400                      908,412 (2)        8.59%
Denver, Colorado 80202-4921

James J. Woodcock                              774,684 (3)        7.44%
2404 Commerce Drive
Midland, TX 79702

John T. Connor, Jr.                            536,896 (4)        5.32%
1600 Broadway, Suite 2400
Denver, Colorado 80202-4921

Thomas F. Conroy                               160,751 (5)        1.63%
3825 S. Colorado Blvd.
Denver, CO 80110

All executive officers and
Directors as a group (7 persons)             3,988,224           30.26%

(1) Includes (i) 145,857 shares of common stock,  (ii) 458,335 shares underlying warrants,  with  exercise  prices  ranging from $3.24 to $12.00,  (iii)  603,289 shares underlying options exercisable at $3.48 per share and (iv) 400,000 shares underlying options exercisable at $3.60 per share.

(2) Includes (i) 75,850 shares of common stock,  (ii) 122,224 shares  underlying warrants,  with  exercise  prices  ranging from $3.24 to $6.00 per share,  (iii)
410,338  shares  underlying  options  exercisable  at $3.48  per  share and (iv)
300,000 shares underlying options exercisable at $3.60 per share.

(3) Includes (i) 105,279 shares of common stock,  (ii) 259,257 shares underlying warrants,  with  exercise  prices  ranging from $3.24 to $6.00 per share,  (iii)
210,148  shares  underlying  options  exercisable  at $3.48  per  share and (iv)
200,000 shares underlying options exercisable at $3.60 per share.

(4) Includes (i) 183,554  shares of common stock owned  indirectly,  (ii) 11,675 shares of common  stock owned  directly,  (iii)  166,667  shares of common stock underlying warrants, exercisable at $6.00 per share, which are owned indirectly,
(iv)100,000 shares of common stock underlying  options  exercisable at $3.71 per share and (v) 75,000 shares of common stock  underlying  options  exercisable at
$3.60 per share.

(5) Includes (i) 27,647  shares of common stock,  (ii) 29,446 shares  underlying warrants,  with exercise prices ranging from $3.24 to $6.00, (iii) 28,658 shares underlying  options  exercisable  at $3.48  per  share  and (iv)  75,000  shares underlying options exercisable at $3.60 per share.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Involving Mr. Howard Cooper
-----------------------------------------

Mr.  Cooper and Teton have  entered into a consulting  agreement.  Mr.  Cooper's consulting  agreement  with Teton is  discussed  at  "EXECUTIVE  COMPENSATION  -
Employment Contracts."

Transactions Involving Mr. Arleth
---------------------------------

Mr.  Arleth,  President  and  Chief  Executive  Officer,  signed  an  employment agreement  on May 1, 2003.  The  agreement  is for a  three-year  term,  with an initial  salary of $10,000  per month that was  increased  to $15,000  per month beginning  in January  2004.  Under the terms of the  agreement,  Mr.  Arleth is entitled  to 24 months  severance  pay in the event of a change of  position  or control of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees for  professional  services  rendered for the Company by Ehrhardt
Keefe  Steiner & Hottman P.C. as of or for the two fiscal  years ended  December
31, 2004 and 2003 are set forth below:

                                                      Fiscal Year  Fiscal Year
                                                         2004        2003
                                                      ------------------------

   Audit Fees                                         $    74,053 $   141,917
   Audit-Related Fees                                      40,508      51,047
   Tax Fees                                                 8,550       6,500
   Total                                              $   123,111 $   199,464

Audit Fees - Aggregate fees for professional services rendered by Ehrhardt Keefe
Steiner & Hottman PC in connection with its audit of our consolidated  financial statements  for the fiscal years 2004 and 2003 and the quarterly  reviews of our financial statements included in Forms 10-Q.

Audit-Related Fees - These were primarily related to SB-2 and SB-2/A filings for the  registration of our stock,  assistance with the AMEX  application  process, review  of the  proxy  statement  and Form  8-K,  and  reviews  and  discussions regarding accounting treatment of debt and equity transactions.

Tax Fees - These were related to tax compliance and related tax services.

Ehrhardt Keefe Steiner & Hottman P.C. rendered no professional services to us in connection with the design and implementation of financial  information  systems in fiscal year 2004 or 2003.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits.

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

3.1.6             Certificate  of  Designation  for Series A  Convertible  Preferred  Stock,
                  incorporated by reference to Exhibit 3.1.6 to Teton's Form SB-2, filed
                  January 27, 2004.

3.2               Bylaws, as amended,  of Teton Petroleum  Company  incorporated by reference to Exhibit 3.2 of our Form 10-QSB, filed August 20, 2002.

10.1              Consulting Agreement dated March 1, 2005, between Teton Petroleum Company and H. Howard Cooper, filed herewith.

10.1.1            Employment  Agreement,  dated May 1, 2002, between Teton Petroleum Company and H. Howard Cooper, filed herewith.

10.3              Employment  Agreement,  dated May 1, 2003, between Teton Petroleum Company and Karl F. Arleth, filed herewith.

10.4              2003 Employee Stock Option Plan, filed herewith.

10.5              2004  Non-employee  Stock  Compensation  Plan incorporated by reference to
                  Appendix B to our Proxy Statement filed on June 14, 2004.

10.6              Binding Letter of Intent dated December 17, 2004 filed herewith.

14.1              Code of Ethics and Business Conduct, filed herewith

21.1              List of Subsidiaries, filed herewith.

31.1              Certification  by Chief  Executive  Officer  pursuant to  Sarbanes  -Oxley
                  Section 302, filed herewith.

31.2              Certification  by Chief  Financial  Officer  pursuant to  Sarbanes  -Oxley
                  Section 302, filed herewith.

32.1              Certification  by Chief Executive  Officer pursuant to 18 U.S. C. Section 1350, filed herewith.

32.2              Certification  by Chief Financial  Officer  pursuant to 18 U.S. C. Section
                  1350, filed herewith.

99. 1             Audit Committee  Charter  incorporated by reference to Exhibit 99.4 of our
                  Form 10-KSB/A  filed on April 21, 2004.

                                         SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TETON PETROLEUM COMPANY

                                   By: /s/ Karl F. Arleth
                                       ------------------
                                       Karl. F. Arleth, Chief Executive Officer
                                       Dated:  March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

Signature                        Title                      Date

/s/ James J. Woodcock            Chairman and Director      March 29, 2005
---------------------
James J. Woodcock

/s/ Karl F. Arleth               President and CEO          March 29, 2005
------------------               (principal executive officer)
Karl F. Arleth

/s/ H. Howard Cooper             Director                   March 29, 2005
--------------------
H. Howard Cooper

/s/ Thomas F. Conroy             Director                   March 29, 2005
--------------------
Thomas F. Conroy

/s/ John Connor                  Director                   March 29, 2005
---------------
John Connor

/s/ Patrick A. Quinn             Chief Financial Officer    March 29, 2005
--------------------             (principal financial officer)
Patrick A. Quinn