Form 10-K/A
period 2004-12-31
TETON PETROLEUM CO
filed 2005-05-09
CIK 1131072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Registrant’s telephone number: 303.542.1878

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock	American Stock Exchange

Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [  ] NO [X]

The issuer’s revenue for its most recent fiscal year was $0

As of June 30, 2004, approximately 9,114,663 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, as of June 30, 2004, was approximately $21,060,742 based on the closing bid of $2.45 for the issuer’s common stock as reported on the American Stock Exchange. Shares of common stock held by each director, each officer named in Item 12, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of Friday, May 4, 2005 the issuer had 10,022,996 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend and restate Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 31, 2005, by Teton Petroleum Company. This amendment responds to certain comments of the Staff of the Securities and Exchange Commission in connection with its review of the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This amendment supplements the disclosure controls and procedures and provides additional detail concerning controls and procedures that were not completely effective during the year ended December 31, 2004. All other information included in the original on Form 10-K, as filed on March 31, 2005, remains unchanged.

FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Caution Concerning Forward-Looking Statements

We have included in this report, statements which are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These include statements that are not simply a statement of historical fact but describe what we “believe,” “anticipate,” or “expect” will occur. We caution you not to place undue reliance on the forward-looking statements made in this report. Although we believe these statements are reasonable, there are many factors, which may affect our expectation of our operations. These factors include, among other things, the following:

•	general economic conditions

•	the market price of, and demand for, oil and natural gas

•	our ability to service future indebtedness

•	our ability to raise additional equity capital, obtain debt financing, or generate sufficient revenues to fund our operating and development plan

•	our success in completing development and exploration activities

•	expansion and other development trends of the oil and gas industry

•	our present company structure

•	our accumulated deficit

•	acquisitions and other business opportunities that may be presented to and pursued by us

•	our ability to integrate our acquisitions into our company structure

•	changes in laws and regulations

Summary

Until July 16, 2004 Teton Petroleum Company (“Teton,” the “Company,” “We” or “Us”) through a consolidated Russian subsidiary ZAO Goloil (“Goloil”), was primarily engaged in oil and gas exploration, development, and production in Western Siberia, Russia.

For the first six months of 2004 Teton’s efforts were concentrated on negotiating and finalizing the sale of Goloil.

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

The Company’s current operations are focused in the Rocky Mountain Region of the United States. From its inception until 2004, the Company was primarily engaged in oil and gas exploration, development, and production in Western Siberia, Russia. In July 2004, the Company’s shareholders voted to sell its Russian operations to the Company’s Russian partner. The sale, which was deemed effective as of July 1, 2004, for accounting purposes, resulted in our reporting a gain of $13,087,000. The purchase price for our 35.30% interest in Goloil was $8,960,000 in cash, which was received during August 2004. Goloil also repaid advances made by the Company to Goloil totaling $6,040,000. The advances were made to Goloil by the Company to finance our 50% share of Goloil’s capital expenditures and currently bore interest at the rate of 8% per annum. The gross proceeds of the two transactions to the Company totaled $15,000,000.

Between July 2004 and January 2005 the Company actively pursued opportunities in North America and abroad in order to redeploy the cash generated in the sale of its Goloil asset. In December 2004 and again in January 2005, the Company reported the signing of a binding letter of intent and definitive purchase agreement, respectively, for up to 180,000 acres located in North America. The Company made an additional purchase in February 2005 of a 25% interest in Piceance Gas Resources, LLC (“PGR”) which owns approximately 6,300 acres in the Piceance Basin, located northwest of the Grand Valley Field in Western Colorado. The purchase price of the 25% interest is $5.25 million cash and 450,000 unregistered shares of Teton common stock. Teton also issued PGR Partners, LLC warrants to purchase 200,000 shares of Teton common stock at an exercise price of $2.00 per share, exercisable for five years. Please read Subsequent Events on Page 19.

Available Information

The Company’s Internet address is www.tetonpetroleum.com. Electronic copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports are available free of charge by visiting the “Financials” section of www.tetonpetroleum.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. Additional information including the Company’s Code of Business Conduct and Ethics is also available on our website.

Business Strategy

The Company’s objective is to expand its natural gas and oil reserves, production and revenues through a strategy that includes the following key elements:

Initiate drilling operations. With the acquisition of the Piceance acreage, the Company intends to initiate drilling operations beginning in the second quarter of 2005. PGR’s business plan for 2005 includes drilling a minimum of eight wells. PGR is the operator of record in our Piceance Basin Project. Teton owns a 25% interest in PGR. Teton may operate in other areas. The Company understands that there is significant competition for the acquisition of producing properties and therefore growing the Company through drilling opportunities is also essential.

Acquire producing properties. The Company’s acquisition efforts are focused on properties that fit well within existing operations or in areas where the Company is establishing new operations or where it believes that a base of existing production will produce an adequate foundation for economies of scale necessary to grow a business within a geography or business segment.

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

Reduce risks inherent in oil and natural gas development and marketing. An integral part of the Company’s strategy has been and will continue to be to concentrate on development drilling and/or the drilling of exploratory step out wells that are inherently less risky than drilling wild cat wells.

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

Governmental Regulation

The Company’s business and the natural gas industry in general are heavily regulated. The availability of a ready market for natural gas production depends on several factors beyond the Company’s control. These factors include regulation of natural gas production, federal and state regulations governing environmental quality and pollution control, the amount of natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas, protect rights to produce natural gas between owners in a common reservoir and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state, and local agencies.

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

The following discussion of the regulation of the United States natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which the Company’s operations may be subject.

Regulation of Oil and Natural Gas Exploration and Production

The Company’s oil and natural gas operations are subject to various types of regulation at the federal, state and local levels. Prior to commencing drilling activities for a well, the Company (or its operating subsidiaries, operating entities or operating partners) must procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies in the state in which the area to be drilled is located. Such permits and approvals include those for the drilling of wells, and such regulation includes maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company’s operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws may establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production.

The effect of these regulations may limit the amount of oil and natural gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and natural gas industry increases the Company’s costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

Natural Gas Marketing, Gathering, and Transportation

Federal legislation and regulatory controls have historically affected the price of the natural gas and the manner in which production is transported and marketed. Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (“FERC”) regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, the FERC has granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of gas for resale without further FERC approvals. As a result, all natural gas that we produce in the future may now be sold at market prices, subject to the terms of any private contracts that may be in effect.

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

Environmental Regulations

The Company’s operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the natural gas industry in general, the business and prospects of the Company could be adversely affected.

The nature of the Company business operations results in the generation of wastes that may be subject to the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The U.S. Environmental Protection Agency (“EPA”) and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company’s operations that are currently exempt from treatment as “hazardous wastes” may in the future be designated as “hazardous wastes,” and therefore be subject to more rigorous and costly operating and disposal requirements.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have adverse impacts on our business.

Stricter standards in environmental legislation may be imposed on the industry in the future. For instance, legislation has been proposed in Congress from time to time that would reclassify certain exploration and production wastes as “hazardous wastes” and make the reclassified wastes subject to more stringent handling, disposal and clean-up restrictions. If such legislation were to be enacted, it could have a significant impact on our operating costs, as well as on the industry in general. Compliance with environmental requirements generally could have a materially adverse effect upon our capital expenditures, earnings or competitive position.

CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for release of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Company’s operations may be subject to the Clean Air Act (“CAA”) and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

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

Operating Hazards and Insurance

The Company’s exploration and production operations include a variety of operating risks, including the risk of fire, explosions, blowouts, craterings, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as gas leaks, ruptures and discharges of toxic gas, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company’s pipeline, gathering and distribution operations are subject to the many hazards inherent in the natural gas industry. These hazards include damage to wells, pipelines and other related equipment, and surrounding properties caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Any significant problems related to its facilities could adversely affect the Company’s ability to conduct its operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant event not fully insured against could materially adversely affect the Company’s operations and financial condition. The Company cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.

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

The Company believes that its capabilities and the experience of its management and professional staff generally enable it to compete effectively. The Company encounters competition from numerous other oil and natural gas companies, drilling and income programs and partnerships in all areas of its operations, including drilling and marketing natural gas and obtaining desirable natural gas leases. Many of these competitors possess larger staffs and greater financial resources than the Company, which may enable them to identify and acquire desirable producing properties and drilling prospects more economically. The Company’s ability to explore for oil and natural gas prospects and to acquire additional properties in the future depends upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. The Company competes with a number of other companies, which offer interests in drilling partnerships with a wide range of investment objectives and program structures. Competition for investment capital for both public and private drilling programs is intense. The Company also faces intense competition in the marketing of natural gas from competitors including other producers as well as marketing companies. Also, international developments and the possible improved economics of domestic natural gas exploration may influence other companies to increase their domestic oil and natural gas exploration. Furthermore, competition among companies for favorable prospects can be expected to continue, and it is anticipated that the cost of acquiring properties may increase in the future. Factors affecting competition in the natural gas industry include price, location, availability, quality and volume of natural gas. The Company believes that it can compete effectively in the oil and natural gas industry on each of the foregoing factors. Nevertheless, the Company’s business, financial condition or results of operations could be materially adversely affected by competition.

Employees

As of December 31, 2004, the Company had 6 employees, and 3 part-time consultants that dedicate over 25% of their time to the Company.

The Company’s employees are not covered by a collective bargaining agreement. The Company considers relations with its employees to be excellent.

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

PRODUCTION DATA

	2004	2003	2002

Total gross oil production, barrels	1,393,616	2,528,260	1,884,933

Total gross gas production, MCF	-	-	-

Net oil production, barrel (1)	348,404	632,065	471,233

Net gas production, MCF	-	-	-

Average oil sales price, $/Bbl (2)	$18.98	$18.11	$15.62

Average gas sales price, S/MCF	-	-	-

Average production cost per barrel (3)	$16.12	$16.11	$13.32

Gross productive wells
Oil	24.0	21.0	13.0
Gas	-	-	-

Total	24.0	21.0	13.0

Net productive wells	12.0	10.5	6.5
Gas	-	-	-

Total	12.0	10.5	6.5

(1)
Net production and net well count is based on Teton's effective net interest as of the end of each year. Prior to August 2000 and after November 2002, Teton owned 100% of the effective net interest in Goltech.

(2)	Average oil sales price is a combination of domestic (Russian) and export price.
(3)	Excludes production payment to EUA.

(4)
The following chart sets forth the number of productive wells and dry exploratory and productive wells drilled and completed during the last three fiscal years in the Goloil license area prior to the sale of Teton’s interest in Goloil:

NET WELLS DRILLED

Year Ended December 31,	2004		2003		2002
	Gross	Net (1)	Gross	Net (1)	Gross	Net (1)
Number of Wells Drilled
Exploratory (Research)
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total	-	-	-	-	-	-

Development
Productive	3.0	1.5	7.0	3.5	6.0	3.0
Dry	-	-	-	-	-	-

Total	3.0	1.5	7.0	3.5	6.0	3.0

(1)
Net well count is based on Teton's effective net interest as of the end of each year. Prior to August 2000, Teton owned 100% of the interest in Goltech. Subsequent to August 2000 our interest was reduced to 50%. Subsequent to November 2002, Teton’s effective net interest in Goloil again became 100%.

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

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Teton's common stock is listed and principally traded on the American Stock Exchange, under the symbol "TPE." Our common stock is also listed for trading on the Frankfurt Stock Exchange (Germany) under the symbol “TP9.”

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

The following table sets forth, on a per share basis, the range of high and low bid information for the common stock on the OTC Bulletin Board until May 5, 2003, and after May 5, 2003 the high and low closing price on the American Stock Exchange:

	High		Low
2004 period
First quarter	$5.24		$3.36
Second quarter	$4.00		$1.80
Third quarter	$2.55		$1.25
Fourth quarter	$1.85		$1.20

2003 period
First quarter	$5.52	*	$3.36	*
Second quarter as of May 5, 2003	$5.00	*	$4.10	*
Second quarter commencing May 6, 2003	$5.40		$4.10
Third quarter	$4.58		$3.71
Fourth quarter	$5.58		$3.80

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

Recent Issuances of Unregistered Securities

During the fourth quarter, 8,451 unregistered shares of Teton’s common stock were issued to the members of Teton’s advisory board for services. The securities were issued in reliance on an exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the limited number of purchasers, their access to material information concerning the Company and their representations that they were acquiring the securities for investment.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans at December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,999,037	$3.51	6,963
Equity compensation plans not approved by security holders	994,000	$3.60	0
Total	2,993,037	$3.48	6,963

See Note 5 to the financial statements for discussion of options issued in 2004.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data, derived from the financial statements, regarding Teton’s financial position and results of operations as of the dates indicated. This selected financial data should be read in conjunction with our financial statements and notes to the financial statements.

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
Summary of Operations
Loss from continuing operations	$(5,193,281)	$(4,036,164)	$(10,191,307)	$(1,373,470)	$(2,825,767)
Discontinued operations, net of tax	12,383,582	(1,598,680)	(782,616)	(284,138)	(240,102)
Net income (loss)	7,190,301	(5,634,844)	(10,973,923)	(1,657,608)	(3,065,869)
Income (loss) per share for:
Continuing operations	$(.64)	$(1.00)	$(3.28)	$(.05)	$(.16)
Discontinued operations	1.37	(.23)	(.25)	(.01)	(.01)
Net income	.73	(1.23)	(3.53)	(.06)	(.17)

Balance Sheet
Total assets	17,611,565	20,718,375	10,012,395	2,211,312	2,317,099
Notes payable	--	--	--	844,210	1,425,000
Cash dividends per common share	--	--	--	--	--

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Teton Petroleum Company is an independent oil and gas exploration and production company which is currently focused on a drilling program in the Piceance Basin in western Colorado of 6,300 acres and a separate acreage play of up to 180,000 acres in North America. Teton’s primary focus, until July 16, 2004 was the Russian Federation and former Commonwealth of Independent States (“CIS”). See “Sale of Goloil Interest” below. The Company, through its wholly owned subsidiary, Goltech, owned a 35.30% equity interest in Goloil. RussNeft (the Company’s partner in Goloil) owned, until the sale, the remaining 64.70% of Goloil through two subsidiaries, McGrady and InvestPetrol. McGrady held 35.29% and InvestPetrol held 29.41% of the equity interests in Goloil. However, until Goltech and McGrady received the return of 100% of their capital investment in Goloil, they were each entitled to a 50% net profit in Goloil. During our ownership of Goloil, it was managed by a seven person management board on which we had two representatives. Pursuant to the existing agreements among Goloil’s shareholders, Goltech and McGrady shared equally in capital expenditures, gross revenues, costs and expenses, until they received 100% return of their investments in Goloil. Limited Liability Company Energosoyuz-A (“EUA”), a wholly owned subsidiary of RussNeft, is the lessor of certain oil field facilities to Goloil pursuant to a Lease Agreement No. EST 160/000630 (the “EUA Lease Agreement”) among EUA as lessor and Goloil as lessee dated as June 2000. EUA was also the recipient of a production payment (“Production Payment”) consisting of 50% of Goloil’s production (or at EUA’s option, cash in lieu of such production). Between October 2003 through the effective date of the sale EUA took cash instead of oil under the Production Payment in the amount of approximately $650,000 per month. In addition, Goloil had been selling its oil at a fixed price of 2,400 rubles per ton or $11.50 per barrel and starting May 2004, 2,700 rubles per ton or $12.74 per barrel. It is possible that a significant portion of such sales were made to or through one or more affiliates of RussNeft.

RussNeft, which was founded in the fall of 2002, is one of Russia’s largest independent oil producers. In September 2003, RussNeft acquired a 64.70% equity interest in Goloil in a private transaction in which it purchased all of the ownership interests in McGrady and InvestPetrol, the other shareholders of Goloil. At that time, RussNeft also acquired EUA, the lessor of various wells and facilities to Goloil under the EUA Lease Agreement. In acquiring such interests, RussNeft became entitled to appoint a majority of the management board of Goloil and succeeded to EUA’s interest in the Production Payment.

Financial highlights for the year ended December 31, 2004 include the following:

•	Teton sold its share in Goloil and recorded a gain of $13,086,761.

•
Teton’s net loss from continuing operations for the fourth quarter ended December 31, 2004 was $905,832 compared to $1,296,412 for the same period in 2004. Teton’s net loss from continuing operations for the year ended December 31, 2004 was $5,193,281 compared to $4,036,164 for 2003.

During 2004 Teton’s activities were focused in three areas:

•	Negotiating and finalizing the sale of Goloil to RussNeft; and

•	Evaluating and negotiating potential acquisitions of other producing oil properties in the United States, Russia and the CIS.

•	Signing a Letter of Intent to acquire up to 180,000 acres in a North American oil and gas play.

Sale of Goloil Interest to RussNeft

The sale of the Company’s interest in Goloil received shareholder approval, at our annual meeting held July 16, 2004, and the sale closed on August 3, 2004, effective July 1, 2004 for accounting purposes. The purchase price for our 35.30% interest in Goloil was $8,960,000 in cash, which was received during August 2004. Goloil also repaid advances made by the Company to Goloil totaling $6,040,000. The advances were made to Goloil by the Company to finance our 50% share of Goloil’s capital expenditures and currently bore interest at the rate of 8% per annum. The gross proceeds of the two transactions to the Company totaled $15,000,000.

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

The Company’s plans to pursue acquisitions means that it will incur due diligence and legal expenses, which will be capitalized if the Company successfully completes an acquisition. If an acquisition is not successful, such costs will be included in its general and administrative expenses. The Company is now devoting significant internal resources to evaluating acquisitions while also utilizing the services of outside technical, legal and accounting consultants.

Results of Operations 2004 Compared to 2003

The Company has a net loss from continuing operations for the year ending December 31, 2004 of $5,193,281 compared to a loss of $4,036,164 for the prior year, which is an increase of $1,157,117 primarily due to the increase in general and administrative expenses from $3,920,791 for the year ending December 31, 2003 to $5,332,291 for the year ending December 31, 2004. This is due to several reasons including:

•	The Company pursued, but failed to close on, several acquisitions which resulted in the expensing of the various due diligence costs incurred on such acquisitions ($409,000).

•	The Company increased its payroll during the early part of 2004 as it increased its staffing levels to begin its investment and acquisition program ($358,000).

•	As part of their performance review for 2003, the Board paid out bonuses to senior management in the first quarter of 2004 ($300,000).

•	The Company began compensating outside Directors in cash and stock payments ($140,000)

•
The Company incurred significant legal, investor relations, accounting and other expenses in selling its interest in Goloil and in preparation of the related proxy statement in order to obtain shareholder approval of such sale ($188,000).

•	Since July of 2004 the Company has incurred severance and other one time costs as it reduces its staff, offices and other commitments ($218,000).

•
The Company opened a representative office in Moscow in December 2003 to better monitor its operations, as well as to establish a higher profile in the Russian oil industry and facilitate greater deal flow as it pursued acquisition opportunities in Russia and in other FSU states. Then, due to the Company’s decision to exit Russia, as discussed above, such office was closed in December 2004 and the Company incurred closing costs which have been included in continuing operations at December 31, 2004 ($70,000).

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

Discontinued Operations 2004 Compared to 2003

See Note 2 to financial statements for a summary of the income (loss) from discontinued operations. The Company considered the sale of Goloil to be effective July 1, 2004. Accordingly, the operating activities of Goloil for the six months ended June 30, 2004 have been included in the Company’s 2004 statement of operations as a net loss from discontinued operations. Goloil’s operating revenues and expenses for six months of 2004 are less than 2003 because Teton has recorded a full year of operations for 2003. Goloil sold its production in 2004 at an average price of $18.98 per barrel which approximates the $18.11 price for oil sold in 2003. However, 2004 production was sold exclusively to the domestic and near abroad markets and not the export market which during 2004 were selling oil at a price substantially above the price received. Prior to September 30, 2003, Goloil had sold its oil for a blended oil price which included sales to the export market.

The $13,086,761 gain includes the $8,960,000 proceeds from the sale of Goloil stock, net of $997,000 in expenses plus the elimination of approximately $5.1 million in net liabilities included in the pro rata consolidation of Goloil as of June 30, 2004

Results of Operations 2003 Compared to 2002

The Company’s net loss from continuing operations decreased from $10,191,307 in 2002 to a net loss of $4,036,164 in 2003. This was primarily due to the fact that general and administrative expenses decreased from $4,744,952 in 2002 to $3,920,791 in 2003, primarily due to a decrease of $1,562,575 in fees paid to consultants for capital raising activities offset by increases in compensation to officers and employees ($323,951) professional fees ($109,146) travel and entertainment ($193,773), and expenses related to marketing, advertising, and investor relations ($167,987).

Financing charges recorded decreased from $5,498,106 in 2002 to $132,818 in 2003. In 2002, the Company recorded a $4,715,000 non-cash financing charge as a result of warrants issued with debentures and in-the-money conversion features present at issuance.

Discontinued Operations 2003 Compared to 2002

See Note 2 to the financial statements for a summary of the loss from discontinued operations for 2003 and 2002. The loss from discontinued operations increased to $1,598,680 for the year ending December 31, 2003 from $782,616 for the year ended December 31, 2002. Teton’s share of Goloil’s costs of sales and expenses increased 62.2%, which was slightly less than the increase in revenues. However, depreciation, depletion and amortization expense recorded for 2003 rose 250.1%, from $451,930 to $1,582,513, reflecting the capital expenditures incurred by Goloil as it developed its license.

Liquidity and Capital Resources

The Company had a cash balance of $17,433,424 at December 31, 2004 and a working capital surplus of $17,103,015.

See subsequent events below for a discussion of the Company’s purchase of 25% of the membership interest in Piceance Gas Resources, LLC from PGR. In addition to the cash purchase price of $5.25 million, the Company estimates that its cash commitment to PGR for the year ending December 31, 2005 will total $3,500,000. Such commitment includes the Company’s share of the cost of a road and the drilling of eight wells. At this point in time, the Company anticipates utilizing the working capital of the Company to meet its commitment. However, the business plan for PGR Partners, LLC includes using commercial bank financing, when practical.

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

Sources and Uses of Funds

Historically, Teton’s primary source of liquidity has been cash provided by equity offerings. Such offerings are expected to continue to play an important role in financing Teton’s business for the foreseeable future. In addition, the Company is working to establish a borrowing facility with one or more international banks, most likely in the form of a revolving line of credit that will be used primarily for the acquisition of producing properties and for developmental drilling and other capital expenditures.

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

On February 22, 2005, Mr. Cooper resigned as executive chairman of the Company. Mr. Cooper will remain on the Company’s Board and will stand for reelection at the Company’s upcoming annual meeting in May. In addition, Mr. Cooper will remain a consultant to the Company. On February 22, 2005, our Board elected James J. Woodcock, an outside director, as non-executive chairman of the Company.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
and
Independent Auditors' Report
December 31, 2004 and 2003

TETON PETROLEUM COMPANY

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado
March 4, 2005

TETON PETROLEUM COMPANY

Consolidated Balance Sheets
December 31, 2004 and 2003

	December 31,
	2004	2003
Assets
Current assets
Cash	$17,433,424	$7,515,994
Current assets of discontinued operations	-	1,615,365
Prepaid expenses and other assets	100,917	95,693
Total current assets	17,534,341	9,227,052

Non-current assets
Non-current assets of discontinued operations	-	11,473,139
Deposits	25,000	-
Fixed assets, net of accumulated depreciation of $12,426 and $1,046	52,224	18,184
Total non-current assets	77,224	11,491,323

Total assets	$17,611,565	$20,718,375

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$411,745	$376,429
Current liabilities of discontinued operations	-	10,010,310

Total current liabilities	411,745	10,386,739

Non-current liabilities
Discontinued operations	-	126,500
Total non-current liabilities	-	126,500
Total liabilities	411,745	10,513,239

Commitments

Stockholders' equity
Series A convertible preferred stock, $.001 par value, 25,000,000 shares authorized, 281,460 and 618,231 issued and outstanding at December 31, 2004 and 2003. Liquidation preference at December 31, 2004 and 2003 of $1,248,838 and $2,689,305	281	618
Common stock, $.001 par value, 250,000,000 shares authorized, 9,130,257 shares issued and outstanding at December 31, 2004 and 8,584,068 shares issued and outstanding at December 31, 2003	9,130	8,584
Additional paid-in capital	37,657,686	37,073,366
Unamortized preferred stock dividends	-	(118,610)
Accumulated deficit	(20,467,277)	(27,657,578)
Foreign currency translation adjustment	-	898,756
Total stockholders' equity	17,199,820	10,205,136

Total liabilities and stockholders' equity	$17,611,565	$20,718,375

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2004	2003	2002

Costs and expenses:
General and administrative	$5,332,991	$3,920,791	$4,744,952
Total costs and expenses	5,332,991	3,920,791	4,744,952

Loss from operations	(5,332,991)	(3,920,791)	(4,744,952)

Other income (expense)
Other income	139,710	17,445	51,751
Financing charges	-	(132,818)	(5,498,106)
Total other income (expense)	139,710	(115,373)	(5,446,355)

Loss from continuing operations	(5,193,281)	(4,036,164)	(10,191,307)
Discontinued operations, net of tax	12,383,582	(1,598,680)	(782,616)
Net income (loss)	7,190,301	(5,634,844)	(10,973,923)
Imputed preferred stock dividends for inducements and beneficial conversion charges	(521,482)	(2,780,693)	--
Preferred stock dividends	(105,949)	--	--
Net income (loss) applicable to common shares	6,562,870	(8,415,537)	(10,973,923)

Other comprehensive income (loss), net of tax effect of exchange rates	(898,756)	168,256	(140,773)

Comprehensive (loss) income	$5,664,114	$(8,247,281)	$(11,114,696)

Basic and diluted weighted average common shares outstanding	9,028,967	6,840,303	3,105,325
Basic and diluted loss per common share for continuing operations	$(0.64)	$(1.00)	$(3.28)
Basic and diluted weighted average income (loss) per common shares for discontinued operations	$1.37	$(0.23)	$(0.25)

Basic and diluted income (loss) per common share	$0.73	$(1.23)	$(3.53)

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unamortized Preferred Stock Dividends	Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholders' (Deficit) Equity

Balance - December 31, 2001	-	$-	2,374,046	$2,374	$9,792,722	$-	$871,273	(11,048,811)	$(382,442)
Common stock issued for cash	-	-	1,223,737	1,224	3,332,236	-	-	-	3,333,460
Common stock subscriptions paid in 2003	-	-	712,045	712	1,938,898	-	-	-	1,939,610
Common stock and warrants issued for services	-	-	221,198	221	836,905	-	-	-	837,126
Common stock issued for conversion of convertible debentures	-	-	1,758,494	1,758	5,353,231	-	-	-	5,354,989
Warrants issued and in-the-money conversion feature on convertible debentures	-	-	-	-	4,557,845	-	-	-	4,557,845
Warrants issued with notes payable	-	-	-	-	150,016	-	-	-	150,016
Warrants issued in connection with extensions on notes payable	-	-	-	-	203,362	-	-	-	203,362
Net loss	-	-	-	-	-	-	-	(10,973,923)	(10,973,923)
Foreign currency translation adjustment	-	-	-	-	-	-	(140,773)	-	(140,773)
Balance - December 31, 2002	-	-	6,289,520	6,289	26,165,215	-	730,500	(22,022,734)	4,879,270
Common stock issued for cash - net of commissions of $98,100	-	-	437,012	437	1,091,463	-	-	-	1,091,900
Common stock issued for settlement of accounts payable and accrued liabilities	-	-	79,793	80	219,920	-	-	-	220,000
Options issued to advisory board and common stock issued for services	-	-	1,035	1	97,901	-	-	-	97,902
Warrants issued with notes payable	-	-	-		110,170	-	-	-	110,170
Preferred stock issued for cash, net of commissions of $473,838 (cash) and $99,168 (non-cash)	2,226,680	2,226	-	-	9,110,830	-	-	-	9,113,056
Preferred stock converted to common stock	(1,645,099)	(1,645)	1,776,708	1,775	(131)	-	-	-	-
Preferred stock issued in exchange for notes payable and accrued interest of $9,426	36,650	37	-	-	159,389	-	-	-	159,426
In-the-money conversion feature charges to be amortized	-	-	-	-	1,182,452	(1,182,452)	-	-	-
Amortization of in-the-money conversion feature charges	-	-	-	-	(1,063,842)	1,063,842	-	-	-
Net loss	-	-	-	-	-	-	-	(5,634,844)	(5,634,844)
Foreign currency translation adjustment	-	-	-	-	-	-	168,256	-	168,256
Balance - December 31, 2003	618,231	$618	8,584,068	8,583	37,073,366	(118,610)	898,756	(27,657,578)	10,205,136
Common stock issued for settlement of accrued liabilities	-	-	13,750	14	58,686	-	-	-	58,700
Common stock issued for services	-	-	32,175	33	101,297	-	-	-	101,329
Warrants issued for services	-	-	-	-	149,061	-	-	-	149,061
Preferred stock issued for cash, net of commissions of $50,000 (cash) and $22,863 (non-cash)	126,436	126	-	-	499,872	-	-	-	499,998
Preferred stock converted to common stock	(463,207)	(463)	500,264	500	(37)	-	-	-	-
Amortization of Preferred Stock dividends	-	-	-	-	(118,610)	118,610	-	-	-
Preferred stock dividends	-	-	-	-	(105,949)	-	-	-	(105,949)
Foreign currency translation adjustment	-	-	-	-	-	-	(898,756)	-	(898,756)
Net income for year	-	-	-	-	-	-	-	7,190,301	7,190,301

Balance - December 31, 2004	281,460	$281	9,130,257	$9,130	$37,657,686	$-	$-	$(20,467,277)	$17,199,820

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities
Net income (loss)	$7,190,301	$(5,634,844)	$(10,973,923)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, depletion, and amortization	11,380	1,046	-
Gain on sale of discontinued operations	(13,086,761)	-	-
Stock based compensation for variable plan warrants	-	-	-
Stock and stock options issued for services and interest	-	107,128	-
Warrants issued for notes payable extensions	-	110,170	46,582
Stock and warrants issued for services	250,390	-	837,126
Debentures issued for services	-	-	267,500
Amortization of debenture and note payable discounts	-	-	5,331,412
Changes in assets and liabilities
From discontinued operations	1,149,609	2,045,001	(929,969)
Prepaid expenses and other assets	(5,224)	(4,247)	(57,446)
Accounts payable and accrued liabilities	69,530	311,901	290,131
	(11,611,076)	2,570,999	5,785,336
Net cash used in operating activities	(4,420,775)	(3,063,845)	(5,188,587)

Cash flows from investing activities
Proceeds from sale of discontinued operations	7,963,450	-	-
Repayments of loan from discontinued operating entity	6,040,000	-	-
Increase in deposits	(25,000)	-	-
Increase in fixed asset additions	(45,420)	(20,684)	-
Increase in non-current assets of discontinued operating entity	(2,988,882)	(7,072,462)	(3,222,349)
Net cash used in investing activities	10,944,148	(7,093,146)	(3,222,349)

Cash flows from financing activities
From discontinued operations	3,258,378	4,470,984	2,178,525
Proceeds from stock subscription	-	1,939,610	-
Proceeds from issuance of stock, net of $50,000 and $473,838 commissions	499,998	10,251,924	3,333,460
Proceeds from issuance of convertible debentures	-	-	4,143,643
Proceeds from notes payable	-	628,750	300,000
Payments on notes payable	-	(478,750)	(894,210)
Dividends	(81,463)	-	-
Net cash provided by financing activities	3,676,913	16,812,518	9,061,418
Effect of exchange rates	(282,856)	168,256	(140,773)
Net increase in cash	9,917,430	6,823,783	509,709
Cash - beginning of year	7,515,994	692,211	182,502
Cash - end of year	$17,433,424	$7,515,994	$692,211

(Continued on the following page.)

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Cash Flows

(Continued from the previous page.)

Supplemental disclosure of cash flow information:

Cash paid for:	Interest
2004	$--
2003	$18,202
2002	$120,008

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

(Continued from the previous page.)

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

(Continued on the following page.)

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Cash Flows

(Continued from the previous page.)

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

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies

Teton Petroleum Company (the Company) is an oil and gas exploration and production company whose focus, prior to July 1, 2004, was the Russian Federation through ownership of a 35.30% interest in ZAO Goloil, a Russian closed joint-stock company (“ZAO Goloil”). The Company sold all of it’s interest in Goloil effective July 1, 2004 (see Note 2 to financial statements). Since the sale of ZAO Goloil, the Company has focused primarily on acquiring oil and gas prospects and properties in North America. See Note 8, Subsequent Events.

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

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

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

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income or loss and other comprehensive income or loss. The effect of foreign currency exchange rates currently is the Company’s only item, which constitutes comprehensive income or loss.

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

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Oil and Gas Properties (continued)

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment, in accordance with the provisions established under Statement of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company’s financial position and results of operations.

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Asset Retirement Obligations

During 2003 the Company applied the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company recorded $126,500 as the fair value of the Company’s estimated liability for the retirement of its Russian oil and gas assets along with a corresponding increase in the carrying value of the related oil and gas properties as of December 31, 2003, as the effect of adopting SFAS No. 143 on January 1, 2003 was not material. Had the Company adopted SFAS No. 143 on January 1, 2002 the net loss to common shareholders would have been increased by $13,000.

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

	For the Years Ended December 31,
	2004	2003	2002

Net income (loss) applicable to common shareholders - as reported	$7,190,301	$(8,415,537)	$(10,973,923)
Fair value of employee compensation expense	3,512,305	4,974,141	972,041
Net income (loss) applicable to common shareholders - pro forma	$3,677,996	$(13,389,678)	$(11,945,964)
Basic income (loss) per common share - as reported	$.73	$(1.23)	$(3.53)
Basic income (loss) per common share - pro forma	$.41	$(1.96)	$(3.84)

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2004	2003	2002

Approximate risk free rate	4.06%	4.00%	--
Average expected life	10 years	10 years	--
Dividend yield	-%	-%	--
Volatility	55.0%	100%	--
Estimated fair value of total options granted	$3,512,305	$4,974,141	--
Estimated fair value per option granted	$2.48	$3.15	--

As described in Note 5, 994,000 options granted to the Board of Directors with an estimated fair value of $2,465,120 under the Company’s 2003 Stock Option Plan have been treated as issued and outstanding.

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

The following table reflects the effects of dilutive securities as of December 31:

	2004	2003	2002
Dilutive effects of options	2,993,037	1,578,037	--
Dilutive effects of warrants	7,359,728	7,389,981	4,587,780
Dilutive effects of convertible preferred shares	281,460	2,381,351	--
	10,634,224	11,349,369	4,587,780

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The measurement of deferred tax assets may be reduced by a valuation allowance based upon management’s assessment of available evidence if it is deemed more likely than not some or all of the deferred tax assets will not be realizable.

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Reclassifications

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 2 - Sale of Goloil

As described in Note 1, the Company considers the sale of Goloil to be effective July 1, 2004. Accordingly, the operating activities of Goloil for the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002 have been included in the results from discontinued operations, summarized as follows:

	2004	2003	2002

Sales	$6,552,138	$11,437,802	$6,923,320
Cost of sales and expenses	7,072,272	12,604,234	7,319,997

Loss from operations	(520,134)	(1,166,432)	(396,677)
Other income (expense)
Interest expense	(166,216)	(347,740)	(385,939)
Net loss from discontinued operations, before tax	(686,350)	(1,514,172)	(782,616)
Income tax	(16,829)	(84,508)	--
Net loss from discontinued operations, before gain on disposal	(703,179)	(1,598,680)	(782,616)
Gain on sale of ZAO Goloil stock	13,086,761	--	--
Income (loss) from discontinued operations	$12,383,582	$(1,598,680)	$(782,616)

The gain on sale of Goloil stock is calculated as follows:

Sale price for Goloil shares	$8,960,229
Less direct transaction expenses:
Investment banking fee	(750,000)
Net fees and expenses	(246,779)
Net proceeds	7,963,450

Net deficit of investment in Goloil at date of sale	5,123,311

Gain on disposal of ZAO Goloil	$13,086,761

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

The Company paid $478,750 of the promissory notes issued during the year. The remaining $150,000 along with accrued interest of $9,426 were exchanged for Teton’s 8% convertible preferred shares.

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

Changes in Stockholders’ Equity during 2004

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

The preferred stock carries an 8% dividend, payable quarterly commencing January 1, 2004 and is convertible into common stock at a price of $4.35 per share. The preferred stock is entitled to vote on all matters presented to the Company’s common stockholders, with the number of votes being equal to the number of underlying common shares. The preferred stock also contains a liquidation preference of $4.35 per share plus accrued unpaid dividends. The preferred stock can be redeemed by the Company after one year for $4.35 per share upon proper notice of redemption being provided by the Company.

Changes in Stockholders’ Equity during 2003

On March 19, 2003, the stockholders authorized an increase in the Company’s common shares from 100,000,000 to 250,000,000 and authorized 25,000,000 shares of preferred stock for future issuance. In addition, the stockholders approved a 1 to 12 reverse stock split.

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

Note 4 - Stockholders' Equity (continued)

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

The preferred shares carry an 8% dividend, payable quarterly commencing January 1, 2004 and are convertible into common stock at a price of $4.35 per share. The preferred stock is entitled to vote on all matters presented to the Company’s common stockholders, with the number of votes being equal to the number of underlying common shares. The preferred stock also contains a liquidation preference of $4.35 per share plus accrued unpaid dividends. The preferred shares can be redeemed by the Company after one year for $4.35 per share, under certain circumstances and upon proper notice of redemption being provided by the Company.

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

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 4 - Stockholders' Equity (continued)

The Company also sent each preferred shareholder an inducement offer to convert their shares of preferred into common shares. If converted within 60 days of closing, the investors were entitled to receive (i) dividends payable in common stock equivalent to one year’s worth of dividends; and (ii) Class B Warrants to purchase two shares of common stock for each $10 invested, exercisable at $6.00 per share.

Private Placements of Series A Convertible Preferred Stock (continued)

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

Changes in Stockholders’ Equity during 2002

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

Note 4 - Stockholders' Equity (continued)

$23,200 from the issuance of 7,407 common shares for services provided in 2001. The Company accrued a liability for this amount at December 31, 2002.

Changes in Stockholder Equity During 2002 (continued)

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

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 4 - Stockholders' Equity (continued)

Changes in Stockholder Equity during 2002 (continued)

Warrants to Purchase Common Shares (continued)

The following table presents the activity for warrants outstanding:

	Shares	Weighted Average Exercise Price

Outstanding - December 31, 2001	544,098	$5.28
Granted	4,068,682	5.52
Forfeited/canceled	(25,000)	2.04

Outstanding - December 31, 2002	4,587,780	5.52
Granted	3,210,249	2.49
Forfeited/canceled	(408,048)	0.30

Outstanding - December 31, 2003	7,389,981	5.63
Granted	4,496,142	6.00
Forfeited/canceled	(4,526,396)	5.98

Outstanding - December 31, 2004	7,359,727	$5.62

On May 11, 2004 the Board of Directors voted to extend by one year the expiration date of certain warrants issued during the period from April 1, 2002 to December 15, 2003, with no change in the exercise price of $6.00. The above table includes the extension as an expiration and grant of such warrants.

The following table presents the composition of warrants outstanding and exercisable:

2004
Shares Outstanding
Range of Exercise Prices	Number	Price*	Life*

$2.72 - $3.48	903,271	$.36	0.79
$4.35 - $6.00	6,414,788	5.20	0.68
$9.00 - $12.00	41,668.06		0.01

Total - December 31	7,359,727	$5.62	1.48

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 5 - Stock Options

At the annual meeting on March 19, 2003, the Company’s shareholders approved an employee stock option plan and authorized 25,000,000 shares of Common Stock for issuance thereunder. At the same annual meeting at which the 2003 Plan was adopted, the Company’s shareholders also approved a 1:12 reverse split. Although the Board of Directors believed that a reasonable interpretation of both actions indicated that since the 2003 Plan was adopted at the same shareholders meeting as the reverse split and further since there were no shares technically outstanding at the time of the reverse split’s approval, that no adjustment need be made to the plan, it nevertheless elected to take a conservative approach and to remove any ambiguity by asking the stockholders, at the Company’s 2005 annual meeting, to approve a total pool of 3,000,000 options available for grant under the 2003 plan.

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

As of December 31, 2004, 1,478,037 options with an exercise price of $3.48, 100,000 options with an exercise price of $3.71 and 1,415,000 options with an exercise price of $3.60 were outstanding. The weighted average fair value and contractual life of these issues were $2.48, $3.26 and $3.71 and 10.00, 8.59 and .61 years, respectively.

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 5 - Stock Options (continued)

The following table presents the activity for stock options outstanding and exercisable:

	Shares Outstanding
Range of Exercise Prices	Number	Price*	Life*

Outstanding - December 31, 2002	-	$-	-
Issued	1,578,037	3.49	8.30

Outstanding - December 31, 2003	1,578,037	$3.49	8.30

Issued	1,415,000	3.60	9.25
Outstanding - December 31, 2004	2,993,037	$3.54	8.70

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 6 - Income and Other Taxes

The provision for income taxes from continuing operations consists of the following components:

	2004	2003	2002
Current:
Federal	--	--	--
State	--	--	--
Total current	--	--	--

Deferred:
Federal	--	--	--
State	--	--	--
Total Deferred	--	--	--

Total income tax expense from continuing operations differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31:

	2004	2003	2002

Federal statutory income tax benefit from continuing operations	$(1,817,648)	$(1,412,657)	$(3,566,957)
State income tax benefit, net of federal income tax benefit from continuing operations	(154,367)	(116,088)	(326,347)
Change in valuation allowance	1,955,312	1,470,453	4,133,733
Other	16,703	58,292	(240,429)
Income tax expense	--	--	--

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 6 - Income and Other Taxes (continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Current Deferred Tax Assets (Liabilities)
Other receivables	$(7,441)	$(4,574)
Prepaid expenses	(30,908)	(36,363)
A/P and accrued liabilities	156,463	143,043
Charitable contributions	--	4,088
Valuation allowance	(118,114)	(106,194)
Net current deferred tax asset (liability)	--	--

Non-Current Deferred Tax Assets (Liabilities)
Depreciation	(3,623)	(3,462)
Net Operating Loss	4,478,522	7,107,951
Valuation allowance	(4,474,899)	(7,104,489)
Net non-current deferred tax asset (liability)	--	--

Net Deferred Tax Asset (Liability)	$--	$--

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

Note 7 - Commitments (continued)

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

On February 22, 2005, Mr. Cooper resigned as Executive Chairman of the Company. Mr. Cooper will remain on the Company’s Board and will stand for reelection at the Company’s upcoming annual meeting in May. In addition, Mr. Cooper will remain a consultant to the Company. On February 22, 2005, our Board elected James J. Woodcock, an outside director, as non-executive chairman of the Company.

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

	For the Years Ended December 31,
	2004	2003	2002

Construction in progress	$-	$1,700,696	$-
Development costs	2,988,882	5,207,931	4,150,742

Total	$2,988,882	$6,908,627	$4,150,742

The following reflects the Company's capitalized costs associated with oil and gas producing activities:

	For the Years Ended December 31,
	2004	2003	2002

Property acquisition costs	$-	$595,558	$595,558
Construction in progress	-	1,700,696	-
Development costs	-	10,808,813	4,830,421
	-	13,105,067	5,425,979
Accumulated depreciation, depletion, amortization and valuation allowances	-	(2,064,585)	(529,671)

Net capitalized costs	$-	$11,040,482	$4,896,308

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 9 - Supplemental Oil and Gas Disclosures (continued)

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities (excluding general and administrative expense, and interest expense) are presented as follows:

	For the Years Ended December 31,
	2004	2003	2002

Oil and gas sales	$6,552,138	$11,437,802	$6,923,320
Oil and gas production	(1,331,273)	(2,020,447)	(1,218,411)
Transportation and marketing	--	(807,266)	(611,956)
Export duties	--	(1,492,999)	(910,936)
Taxes other than income taxes	(4,286,025)	(5,864,920	(3,537,990)
Depletion, depreciation and amortization	(747,481)	(1,534,914)	(451,930)

Results of operations from oil and gas producing activities	$187,359	$(282,744)	$192,097

Reserves (Unaudited)

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

	For the Years Ended December 31,
	2004	2003	2002

Proved reserves (bbls), beginning of period	8,262,000	13,264,000	40,174,000
Production	(348,000)	(632,000)	(471,000)
Extension of reservoir	-	-	2,000,000
Sale of reserves in place	(7,914,000)
Revisions of previous estimates	-	(4,370,000)	(28,439,000)

Proved reserves (bbls), end of period	-	8,262,000	13,264,000

Proved developed reserves (bbls), beginning of period	3,816,000	4,567,000	5,493,000

Proved developed reserves (bbls), end of period	-	3,816,000	4,567,000

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 9 - Supplemental Oil and Gas Disclosures (continued)

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

	For the Years Ended December 31,
	2004	2003	2002

Future cash inflows	$--	$114,992,000	$230,581,000
Future production costs	--	(80,812,000)	(151,167,000)
Future development costs	--	(14,595,000)	(18,556,000)
Future income tax expense	--	(7,360,000)	(16,365,000)
Future net cash flows (undiscounted)	--	12,225,000	44,493,000
Annual discount of 10% for estimated timing of cash flows	--	(6,232,000)	(19,069,000)

Standardized measure of future net discounted cash flows	$--	$5,993,000	$25,424,000

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 9 - Supplemental Oil and Gas Disclosures (continued)

Changes in Standardized Measure Base Case (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	For the Years Ended December 31,
	2004	2003	2002

Standardized measure, beginning of period,	$5,993,000	$25,424,000	$40,362,000
Net changes in prices and production costs	--	(11,038,000)	190,619,000
Sales of oil and gas produced during period	(935,000)	(445,000)	(644,000)
Future development costs	--	(3,098,000)	22,344,000
Revisions of previous quantity estimates	--	(11,806,000)	(274,605,000)
Extension of reservoir	--	--	19,867,000
Accretion of discount	299,950	2,542,000	4,036,000
Sale of reserves in place	(5,357,950)	--	--
Changes in income taxes, net	--	4,414,000	23,445,000

Standardized measure, end of period	$--	$5,993,000	$25,424,000

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 10 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2003 and 2004. Certain amounts have been reclassified to conform with the presentation in this Form 10-K.

	For the Quarter Ended
2004	March 31,	June 30,	Sept 30, (1)	December 31,

Loss from continuing operations	$(2,086,915)	$(1,712,408)	$(488,126)	$(905,832)
Discontinued operations, net of tax	(435,198)	(267,981)	13,086,761	--
Net Income (Loss)	(2,522,113)	(1,980,389)	12,598,635	(905,832)
Basic and diluted loss per common share for continuing operations	$(0.30)	$(0.19)	$(.07)	$(.09)
Basic and diluted income (loss) per common share for discontinued operations	$(.05)	$(.03)	$1.45	$.00
Basic and diluted income (loss) per common share	$(.35)	$(.22)	$1.38	$(.10)

2003

Loss from continuing operations	$(773,774)	$(981,898)	$(984,080)	$(1,296,412)
Discontinued operations, net of tax	(7,311)	(465,342)	(768,087)	(357,940)
Net Income (Loss)	(781,085)	(1,447,240)	(1,752,167)	(1,654,352)
Basic and diluted loss per common share for continuing operations	$(0.12)	$(0.15)	$(.15)	$(.58)
Basic and diluted income (loss) per common share for discontinued operations	$(.00)	$(.07)	$(.11)	$(.05)
Basic and diluted income (loss) per common share	$(.12)	$(.22)	$(0.26)	$(.63)

(1) The gain from the sale of Goloil stock included in results from discontinued operations for the quarter ended September 30, 2004 has been adjusted by approximately $718,000 due to an error in recording the foreign currency translation account at the time of the sale, partially offset by an over accrual of current income taxes due.

TETON PETROLEUM COMPANY

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not completely effective during the year ended December 31, 2004. During 2003 the Company hired a U.S. Controller that was a Certified Public Accountant. During 2004 the Company hired a contract Chief Financial Officer who is also a CPA and has significant oil and gas accounting expertise. During the first quarter, the Company was in the process of selling its only operating assets. The CFO was responsible for assisting in the analysis of the sale and the consolidation of the Russian subsidiary for the first quarter. While the Form 10Q was being prepared, the CFO was also working with the legal team on the extensive proxy that was required for approval of such sale. The U.S. Controller was assigned responsibility for preparing the accounting entries and disclosures relating to equity transactions which occurred during the first quarter of 2004 and the second quarter of 2004, respectively. The controller consulted with its auditors who provided general guidance on the accounting standards which should be reviewed to ensure proper accounting and disclosure for these transactions. The Controller’s work was not reviewed by the CFO. During the review of the first and second quarter form 10Qs it was noted by the Company’s auditors that the Controller did not have adequate expertise to determine the proper accounting entries and disclosures related to accounting for preferred stock dividends, the issuance of stock options and the extension of warrants. The auditors proposed adjusting entries and noted disclosure deficiencies in Forms 10-Q for March 31, 2004 and June 30, 2004. These deficiencies by definition, were deemed to be a weakness in internal control. The Controller resigned after the first quarter and it is now Company policy that the CFO will prepare and or review all information included in the financial reports of the Company. In addition, the CFO will obtain additional training as needed. In our opinion, these measures are sufficient to address our internal control weakness.

In connection with the audit of the year ended December 31, 2004, there were no "changes" except that the Company’s auditors reported to the Company's Audit Committee that the auditors’ considered one matter involving the internal controls over financial reporting to be a material weakness, which concerned accounting for complex equity transactions.

ITEM 9B. OTHER INFORMATION

None.

TETON PETROLEUM COMPANY

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

JAMES J. WOODCOCK has been a director since 2002 and Chairman of the Company’s Compensation Committee, since 2003 and Chairman of the Company since February 2005. Since 1981, Mr. Woodcock has been the owner and CEO of Hy-Bon Engineering Company, based in Midland, Texas. Hy-Bon is an engineering firm and manufacturer of vapor recovery, gas boosters, and casing pressure reduction systems for the oil industry. From 1997 to 2002, Mr. Woodcock was the chairman of Transrepublic Resources, a private oil and gas exploration firm located in Midland Texas. Since 1996, Mr. Woodcock has been a board member of Renovar Energy, a private waste to energy firm located in Midland Texas and was its Chairman of the Board until 2003.

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

TETON PETROLEUM COMPANY

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

PATRICK A. QUINN, CPA, CVA. Mr. Quinn joined Teton in February 2004 to serve as the Company’s Chief Financial Officer on a contract basis. For the past fifteen years Mr. Quinn has been the CEO of Quinn & Associates, P.C.. Mr. Quinn provides accounting, tax and auditing services primarily to the oil and gas industry. As a result, Mr. Quinn has extensive experience in U.S. oil and gas operations, including the Rocky Mountain, Mid-continent and Gulf Coast regions. He has provided accounting and tax services to Teton since its inception. In addition, Mr. Quinn has extensive experience in international oil and gas operations including serving as the Controller of Hamilton Oil Corporation from 1978 through 1986, which was the first company to produce oil in the U.K. sector of the North Sea.

TETON PETROLEUM COMPANY

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

As provided in the Governance and Nominating Committee’s charter and our Company’s corporate governance principles, the Governance and Nominating Committee is responsible for identifying

TETON PETROLEUM COMPANY

individuals qualified to become Directors. The Governance and Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (a) the Governance and Nominating Committee members, (b) our other Directors, (c) our stockholders, (d) our Chief Executive Officer or Chairman, and (e) third parties such as professional search firms. In evaluating potential candidates for director, the Governance and Nominating Committee considers the entirety of each candidate’s credentials.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct that applies to all of the officers, directors and employees of the Company. The Code is posted on our website (www.tetonpetroleum.com). We will disclose on our website any waivers of, or amendments to, our Code.

Compliance with Section 16(b) of the Exchange Act

Section 16(b) of the 1934 Act requires that the Company’s Directors and certain of its officers file reports of ownership and changes of ownership of the Company stock with the SEC and AMEX. Based solely on copies of such reports provided to the Company, the Company believes that all Directors and officers filed on a timely basis all such reports required of them with respect to stock ownership and changes in ownership during 2004 except that Messrs. Arleth, Conroy, Connor, Cooper and Woodcock were late in reporting the grant of stock options under the 2003 Employee Stock Option Plan.

TETON PETROLEUM COMPANY

Item 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation received by Mr. Howard Cooper, the Chairman of Teton, and Mr. Karl Arleth who served as its president and chief executive officer during 2004 (Mr. Cooper and Mr. Arleth, the “named executive officers”):

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compen- sation ($)	Restricted Stock awards	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compen-sation
H. Howard Cooper, Chairman CEO (until May 2003)	2004	200,000	160,000	*	8,200	0	400,000	0	0
	2003	160,000	0		0	0	603,289	0	0
	2002	160,000	50,000		0	0	375,000	0	0

Karl F. Arleth CEO	2004	180,000	80,000	*	16,800	0	300,000	0	0
	2003	85,000	0		0	0	410,338	0	0

*Bonus paid for 2003 performance.

TETON PETROLEUM COMPANY

Stock Options

Options/SARs Grants During Last Fiscal Year

The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2004.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted in Fiscal 2004 (1)	Exercise Price Per Share	Expiration Date	Grant Date Present Value (2)

Howard Cooper	400,000	28.3%	$3.60	03/30/14	$992,000
Karl F. Arleth	300,000	21.2%	$3.60	03/30/14	$744,000

(1)	The exercise price of the stock options was based on the fair market value of the stock on the day of the grant.
(2)	Valued using the Black-Scholes option pricing model using the following assumptions: volatility of 55%, a risk-free rate of 4.06%, zero dividend payments, and an expected life of ten years.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options	Value of Unexercised In-the-money Options

Howard Cooper	--	--	1,003,289	--
Karl F. Arleth	--	--	710,338	--

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Compensation of Directors

The Company pays its outside Directors an annual retainer of $24,000, payable quarterly. In addition, at the Company’s sole discretion, the Company may issue stock options or warrants to its directors. During 2004, the Company granted to its outside directors a total of 350,000 options, with an exercise price of $3.60 and an expiration date of March 30, 2014.

TETON PETROLEUM COMPANY

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

TETON PETROLEUM COMPANY

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables sets forth, as of March 10, 2005, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) the named executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially 5% or more of our common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

H. Howard Cooper	1,607,481 (1)	14.35%
1600 Broadway, Suite 2400
Denver, Colorado 80202-4921

Karl F. Arleth	908,412 (2)	8.59%
1600 Broadway, Suite 2400
Denver, Colorado 80202-4921

James J. Woodcock	774,684 (3)	7.44%
2404 Commerce Drive
Midland, TX 79702

John T. Connor, Jr.	536,896 (4)	5.32%
1600 Broadway, Suite 2400
Denver, Colorado 80202-4921

Thomas F. Conroy	160,751 (5)	1.63%
3825 S. Colorado Blvd.
Denver, CO 80110

All executive officers and Directors as a group (7 persons)	3,988,224	30.26%

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

TETON PETROLEUM COMPANY

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Involving Mr. Howard Cooper

Mr. Cooper and Teton have entered into a consulting agreement. Mr. Cooper’s consulting agreement with Teton is discussed at “EXECUTIVE COMPENSATION - Employment Contracts.”

Transactions Involving Mr. Arleth

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Ehrhardt Keefe Steiner & Hottman P.C. as of or for the two fiscal years ended December 31, 2004 and 2003 are set forth below:

	Fiscal Year 2004	Fiscal Year 2003

Audit Fees	$74,053	$141,917
Audit-Related Fees	40,508	51,047
Tax Fees	8,550	6,500
Total	$123,111	$199,464

TETON PETROLEUM COMPANY

Audit Fees Aggregate fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman PC in connection with its audit of our consolidated financial statements for the fiscal years 2004 and 2003 and the quarterly reviews of our financial statements included in Forms 10-Q.

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

TETON PETROLEUM COMPANY

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits.

Exhibit No.	Description

3.1.1	Certificate of Incorporation of EQ Resources Ltd incorporated by reference to Exhibit 2.1.1 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.2	Certificate of Domestication of EQ Resources Ltd incorporated by reference to Exhibit 2.1.2 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.3	Articles of Merger of EQ Resources Ltd. and American-Tyumen Exploration Company incorporated by reference to Exhibit 2.1.3 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.4	Certificate of Amendment of Teton Petroleum Company incorporated by reference to Exhibit 2.1.4 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.5	Certificate of Amendment of Teton Petroleum Company incorporated by reference to Exhibit 2.1.5 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.6	Certificate of Designation for Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1.6 of Teton’s Form SB-2, filed January 27, 2004.

3.2	Bylaws, as amended, of Teton Petroleum Company incorporated by reference to Exhibit 3.2 of our Form 10-QSB, filed August 20, 2002.

10.1	Consulting Agreement dated March 1, 2005, between Teton Petroleum Company and H. Howard Cooper, filed herewith.

10.1.1	Employment Agreement, dated May 1, 2002, between Teton Petroleum Company and H. Howard Cooper, filed herewith.

10.3	Employment Agreement, dated May 1, 2003, between Teton Petroleum Company and Karl F. Arleth, filed herewith.

10.4	2003 Employee Stock Option Plan, filed herewith.

10.5	2004 Non-employee Stock Compensation Plan incorporated by reference to Appendix B to our Proxy Statement filed on June 14, 2004.

10.6	Binding Letter of Intent dated December 17, 2004 filed herewith.

14.1	Code of Ethics and Business Conduct, filed herewith

21.1	List of Subsidiaries, filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302, filed herewith.

TETON PETROLEUM COMPANY

Exhibit No.	Description

31.2	Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 302, filed herewith.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350, filed herewith.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350, filed herewith.

99. 1	Audit Committee Charter incorporated by reference to Exhibit 99.4 of our Form 10-KSB/A filed on April 21, 2004.

TETON PETROLEUM COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETON PETROLEUM COMPANY

By:	/s/ Karl. F. Arleth
Karl. F. Arleth, Chief Executive Officer
Dated: May 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Woodcock	Chairman and Director	May 6, 2005
James J. Woodcock

/s/ Karl F. Arleth	President and CEO	May 6, 2005
Karl F. Arleth	(principal executive officer)

/s/ H. Howard Cooper	Director	May 6, 2005
H. Howard Cooper

/s/ Thomas F. Conroy	Director	May 6, 2005
Thomas F. Conroy

/s/ John Connor	Director	May 6, 2005
John Connor

/s/ Patrick A. Quinn	Chief Financial Officer	May 6, 2005
Patrick A. Quinn	(principal financial officer)