Form 10-Q
period 2005-03-31
TETON PETROLEUM CO
filed 2005-05-16
CIK 1131072

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C. 20549

                                         FORM 10-Q

                                         (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
                                        ACT OF 1934
                       For the Quarterly Period Ended March 31, 2005

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

                                 1600 Broadway, Suite 2400
                                Denver, Colorado 80202-4921
                          (Address of Principal Executive Office)

Indicate by check mark whether the registrant (1) filed all reports  required to be filed by  Section  13 or 15(d) of the  Securities  Exchange  Act  during  the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No __
   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-3 of the Exchange Act).

Yes __No  X
         ---

APPLICABLE  ONLY TO  ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS  DURING  THE
PRECEDING FIVE YEARS:

Indicate  by check mark  whether  the  registrant  has filed all  documents  and reports  required  to be filed by  Sections  12,  13 or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court.

Yes __ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

As of May  4,  2005,  10,022,996  shares  of  the  issuer's  common  stock  were outstanding.

                                  TETON PETROLEUM COMPANY

                                     Table of Contents
                                     ------------------
                               PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Consolidated Financial Statements

       Consolidated Balance Sheets
       March 31, 2005 (Unaudited) and December 31, 2004

       Unaudited Consolidated Statements of Operations and Comprehensive Loss
       Three months ended March 31, 2005 and 2004

       Unaudited Consolidated Statements of Cash Flows
       Three months ended March 31, 2005 and 2004.

Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's  Discussion and Analysis of Financial Condition and Results
         of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

SIGNATURES

                                  TETON PETROLEUM COMPANY

                               PART I. FINANCIAL INFORMATION

                                Consolidated Balance Sheets

                                                      March 31,     December 31,
                                                        2005            2004
                                                     (Unaudited)      (Audited)
                                                    ------------    ------------
                                       Assets
Current assets
   Cash and cash equivalents                        $ 11,286,479    $ 17,433,424
   Prepaid expenses and other assets                      45,577         100,917
                                                    ------------    ------------
        Total current assets                          11,332,056      17,534,341
                                                    ------------    ------------

Non-current assets
   Unproved Oil & Gas properties (using
    successful efforts method of accounting)           6,387,272              --
   Capitalized acquisition costs                         529,491          25,000
   Fixed assets, net                                      47,326          52,224
                                                    ------------    ------------
         Total non-current assets                      6,964,089          77,224
                                                    ------------    ------------

Total assets                                        $ 18,296,145    $ 17,611,565
                                                    ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities         $    392,496    $    411,745
                                                    ------------    ------------
Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock,
    $.001 par value, 25,000,000 shares
    authorized, 281,460 and 281,460 issued
    and outstanding at March 31, 2005 and
    December 31, 2004.  Liquidation preference
    at March 31, 2005 and December 31, 2004
    of $1,248,838                                            281             281
   Common stock, $0.001 par value, 250,000,000
    shares authorized, 9,741,773 and 9,130,257
    shares issued and outstanding at
    March 31, 2005 and December 31, 2004,
    respectively                                           9,742           9,130
   Additional paid-in capital                         39,016,411      37,657,686
   Accumulated deficit                               (21,122,785)    (20,467,277)
                                                    ------------    ------------
         Total stockholders' equity                   17,903,649      17,199,820
                                                    ------------    ------------

Total liabilities and stockholders' equity          $ 18,296,145    $ 17,611,565
                                                    ============    ============

See notes to unaudited consolidated financial statements

                                  TETON PETROLEUM COMPANY

      Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                     For the Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------

Cost and expenses:
  General and administrative                        $    691,997    $  2,102,638
   Depreciation                                            4,897           1,917
   Exploration                                            37,226              --
                                                    ------------    ------------
      Total cost of sales and expenses                   734,120       2,104,555
                                                    ------------    ------------

Loss from operations                                    (734,120)     (2,104,555)
                                                    ------------    ------------

Other income
  Other income                                            78,613          17,640
                                                    ------------    ------------
      Total other income                                  78,613          17,640

Loss from continuing operations                         (655,507)     (2,086,915)

Discontinued operations, net of tax                           --         (435,198)
                                                    ------------    ------------

Net loss                                                (655,507)     (2,522,113)

Imputed preferred stock dividends for
 inducements and beneficial conversion charges                --        (521,482)

Preferred stock dividend                                 (24,488)        (31,488)
                                                    ------------    ------------

Net loss applicable to common shares                    (679,995)     (3,075,083)

Other comprehensive loss, net of tax
  effect of exchange rates                                   --         (285,156)
                                                    ------------    ------------

Comprehensive loss                                  $  (679,995)   $ (3,360,239)

Basic and diluted weighted average common
 shares outstanding                                    9,398,657       8,747,165
                                                    ============    ============

Basic and diluted loss per common share
 for continuing operations                          $       (.07)   $      (0.30)
                                                    ============    ============

Basic and diluted loss per common share
 for discontinued operations                        $         --    $      (0.05)
                                                    ============    ============

Basic and diluted loss per common share             $       (.07)   $      (0.35)
                                                    ============    ============

                 See notes to unaudited consolidated financial statements.

                                  TETON PETROLEUM COMPANY

                      Unaudited Consolidated Statements of Cash Flows

                                                     For the Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                       2005             2004
                                                    ------------    ------------
Cash flows from operating activities
   Net loss                                         $   (655,507)   $ (2,522,113)
                                                    ------------    ------------
   Adjustments to reconcile net (loss) income
    to net cash used in operating activities
     Depreciation                                          4,897           1,917
     Stock and warrants issued for services
      and interest                                            --         117,094
   Changes in assets and liabilities
    From discontinued operations                              --         460,668
       Prepaid expenses                                   55,340          23,422
       Accounts payable and accrued liabilities           (8,749)        355,832
                                                    ------------    ------------
                                                          51,488         958,933
                                                    ------------    ------------
         Net cash used in operating activities          (604,019)     (1,563,180)
                                                    ------------    ------------

Cash flows from investing activities
   Repayment of loans from discontinued
    operating entity                                          --       1,065,000
   Increase in fixed assets                                   --              --
   Increase in non-current of discontinued
    operating entity                                          --        (190,444)
   Increase in oil and gas properties                 (5,298,325)             --
   Increase in capitalized acquisition costs            (504,491)             --
                                                    ------------    ------------
        Net cash provided by (used in)
         investing activities                         (5,802,816)       874,556
                                                    ------------    ------------

Cash flows from financing activities
   From discontinued operations                               --         800,243
   Proceeds from issuance of stock, net of
    issue costs of $13,000 & $50,000                     284,377         449,997
   Payment of dividends                                  (24,487)         (8,000)
                                                    ------------    ------------
         Net cash provided by financing
          activities                                     259,890       1,242,240
                                                    ------------    ------------

Effect of exchange rates on cash                              --        (285,156)
                                                    ------------    ------------

Net increase (decrease) in cash and cash
equivalents                                           (6,146,945)        268,460

Cash and cash equivalents- beginning of year          17,433,424       7,588,429
                                                    ------------    ------------

Cash and cash equivalents - end of period           $ 11,286,479    $  7,856,889
                                                    ============    ============

Supplemental disclosure of non-cash activity:

During the three  months  ended March 31,  2005 the  Company  had the  following transactions:

     The company  issued 12,828 shares of common stock for settlement of accrued liabilities of $10,500 at December 31, 2004.

     The company issued  450,000 shares of common stock,  valued at $837,000 and
     200,000 warrants valued at $251,949 in conjunction with a purchase of a 25%
     interest in Piceance Gas Resources, LLC.

During the three  months  ended March 31,  2004,  the Company had the  following transactions:

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

                                  TETON PETROLEUM COMPANY

                    Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The  March  31,  2005  financial   statements  are  unaudited  and  reflect  all
adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating  results for the interim  periods.  Prior to July 1, 2004 the  unaudited  financial  statements  include a pro-rata  consolidation  of the
Company's  35.3% interest in ZAO Goloil,  a Russian closed  joint-stock  company
(`Goloil").  The Company  sold all of its interest in Goloil  effective  July 1,
2004 (See note 5). At the time of sale, Goloil's  activities  represented all of the oil and gas operating activities of the Company. As a result, the activities of Goloil  have been  reported  as  "discontinued  operations"  for all  periods presented. The unaudited financial statements contained herein should be read in conjunction  with the financial  statements  and notes thereto  contained in the
Company's financial statements for the year ended December 31, 2004, as reported in the Company's Form 10-K. The results of operations for the period ended March
31, 2005 are not  necessarily  indicative  of the results for the entire  fiscal year.

Note 2 - Earnings Per Share

All potential dilutive securities have an antidilutive effect on earnings (loss)
per share and  accordingly,  basic and dilutive  weighted average shares are the same.

Basic and diluted loss per common share from continuing  operations includes the effects of preferred stock dividends.

Note 3 - Stock Options

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
The Company also issued  108,331  incentive  options to employees,  officers and directors valued at $268,898 using the Black-Scholes  option-pricing model under the same assumptions  described above. The Board issued the options in 2004 with the understanding that they would seek clarification from shareholders as to the ultimate  number of  options  that can be  issued.  Accordingly,  994,000 of the options  representing  approximately  $2,500,000  of the fair value of the total options  granted could be voided if the  shareholders do not approve an increase in the  number  of  authorized  shares  available  for  issuance  under the 2003
Employee Stock option plan.

At the annual  meeting on July 16, 2004 the  Company's  shareholders  approved a stock  compensation  plan for  non-employees.  The  maximum  number of shares of
Common Stock with respect to which awards can be granted is 1,000,000 shares. On
April 5, 2005 the Board authorized the issuance of 100,000  restricted shares to the Company's Chief Financial Officer, 75,000 restricted shares to the Company's
Legal  Counsel  and 25,000  restricted  shares to a  consultant  providing  land services on the  Company's  acquisitions.  The awardees  will have the option to exchange such restricted  shares for options to purchase shares of the Company's common  stock at $3.15  per  share,  assuming  that the  Shareholders  approve a long-term incentive plan at its June 2nd Annual Meeting.

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

                                                        For the Three Months Ended
                                                                March 31,
                                                        -------------------------
                                                           2005           2004
                                                       ------------   ------------
Net income (loss) - as reported                         $ (665,507)   ($2,552,113)

Add fair value of employee compensation expense                 --     (3,512,304)
                                                       ------------   ------------
Net income (loss) per common share - pro forma          $ (655,507)   ($6,064,417)
                                                       ============   ============
Basic income (loss) per common share - as reported          $(0.07)        ($0.35)
                                                       ============   ============
Basic income (loss) per common share - pro forma            $(0.07)        ($0.75)

Note 4-Sale of Goloil Shares

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

The Company's loss from discontinued operations for the three months ended March
31, 2005 and 2004 is summarized as follows:

                                                For the Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                   2005              2004
                                                ---------         ----------
Sales                                           $      --         $2,962,500
Cost of sales and expenses                             --          3,342,167
                                                ---------         ----------
Loss from operations                                   --           (379,667)
Other income (expense)
Interest expense                                       --            (55,531)
                                                ---------         ----------
Net loss from discontinued operations           $      --         $ (435,198)
                                                =========         ==========

Note 5- Investment in Piceance Gas Resources LLC

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

The purchase price for the membership interest in Piceance LLC was $5.25 million in cash,  the issuance of 450,000  unregistered  shares of the Company's  common stock,  which had a fair market value of $837,000,  and the issuance of warrants to purchase 200,000 shares of our common stock, exercisable for a period of five years at an exercise  price of $2.00 per share.  Assuming a volatility of 85%, a risk free interest rate of 3.71% and $0 dividends, the warrants had a fair value of $252,000 at the date of issuance.

Pursuant to the terms of the  operating  agreement,  the Company is obligated to fund its share of the  construction  of a road on the leased area and 8 wells to be drilled  during  2005.  The Company  estimates  that its cash  commitment  to
Piceance LLC for 2005 which includes all of the obligations, to be $3,500,000.

Piceance LLC has not commenced  operations at March 31, 2005.  The $6,387,000 in costs  capitalized  at March 31, 2005 includes the cash paid,  due diligence and legal costs  incurred  during the  acquisition  and the fair value of the Common stock and warrants issued to PGR.

The Company will pro rata consolidate its investment in Piceance LLC whereby the
Company's  pro rata  share of  Piceance  LLC's  assets,  liabilities,  revenues, expenses and oil and gas reserves will be included in its financial statements.

Note 6- Capitalized Acquisition Costs

The Company signed a Letter of Intent on December 17, 2004 and a formal Purchase and Sale Agreement on January 10, 2005 with Apollo  Energy,  LLC and ATEC Energy
Ventures,  LLC. On April 14, 2005, Teton closed on leasehold  interests covering over  123,000  acres based on due  diligence  work being  performed  on the full
180,000  acres.  The remaining  57,000 acres are expected to close by the end of second  quarter,  pending the  completion of routine title  curative  work.  The properties carry a net revenue interest of approximately 82.3%.

The purchase price for the 123,000 acres was  approximately $ 1,968,500 in cash,
($347,000 of which was earnest money paid by the Company prior to March 31, 2005 which is included in capitalized  acquisition  costs) plus 281,223  unregistered shares of common stock, valued at $430,000 and 140,611 warrants,  exercisable at
$1.75  per  share  for a period of three  years  with a fair  value of  $110,000 assuming  a  volatility  of 82%,  a risk  free  interest  rate of  3.21%  and $0 dividends.

Included in capitalized acquisition costs at March 31, 2005 is $182,000 in legal and due diligence  costs incurred during the negotiation and for the acquisition of such properties.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations

FORWARD LOOKING STATEMENTS

With the  exception of  historical  matters,  the matters  discussed  herein are forward looking statements that involve risks and uncertainties. Forward looking statements include,  but are not limited to, statements  concerning  anticipated trends in  revenues,  and may  include  words or  phrases  such as "will  likely result," "are  expected  to," "will  continue,"  "is  anticipated,"  "estimate,"
"projected,"  "intends  to," or  similar  expressions,  which  are  intended  to identify  "forward  looking  statements"  within  the  meaning  of  the  Private
Securities  Litigation  Reform Act of 1995.  Our  actual  results  could  differ materially from the results discussed in such forward-looking statements.  There is absolutely no assurance that we will achieve the results expressed or implied in  forward-looking  statements.  Factors that could cause or contribute to such differences  include,  but are not limited to, market prices for natural gas and oil,  economic and  competitive  conditions,  regulatory  changes,  estimates of proved  reserves,  potential  failure to  achieve  production  from  development
projects,   capital  expenditures  and  other  uncertainties,   our  ability  to
successfully implement our strategy to acquire additional oil and gas properties and our ability to  successfully  manage and operate any oil and gas  properties acquired by us as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2004 under the subsection  "Caution
Forward-Looking  Statements"  in the  "Management's  Discussion  and Analysis of
Financial  Condition  and  Results  of  Operations"  section,  all of which  are difficult to predict.  In light of these risks,  uncertainties  and assumptions, the forward-looking events discussed may not occur.

                             Management Discussion And Analysis

Overview

Teton Petroleum Company is an independent oil and gas exploration and production company which is currently  focused on a drilling  program in the Piceance Basin in western  Colorado of 6,300 acres and a separate acreage play of up to 180,000 acres in the eastern  Denver-Julesburg  basin. Teton's primary focus, until July
1,  2004  for  accounting   purposes  was  the  Russian  Federation  and  former
Commonwealth  of Independent  States  ("CIS").  The Company,  through its wholly owned subsidiary,  Goltech, owned a 35.30% equity interest in Goloil (see note 4 to the financial statements).

Financial highlights for the quarter ended March 31, 2005 include the following:

     o    The  Company  has reduced  its loss from  continuing  operations  from
          $2,086,915 ($.30 per share) to $655,507($.07 per share).

During the first quarter of 2005 Teton's activities were focused in four areas:

     o    Closing on the acquisition of a 25% interest in Piceance LLC.

     o    Continuation  of its due diligence on the acquisition of up to 180,000 acres in the eastern Denver-Julesburg basin.

     o    Further evaluation and reduction of the Company's cost structure.

     o    Developing business plans for drilling and exploration in the Piceance and eastern Denver-Julesburg basins.

2005 Operational and Financial Objectives - Update

During the first quarter of 2005, the Company continued its efforts to shift its emphasis  from  Russia  and the CIS to the Rocky  Mountain  region of the United
States.  To that end, the Company  announced the signing of a binding  letter of intent in December 2004 and  subsequently  the signing of a definitive  purchase agreement  in  January  2005  regarding  up to  180,000  acres  in  the  eastern
Denver-Julesburg basin. The Company completed the acquisition of 123,000 of such acres on April 14, 2005 and plans to close on the remaining acreage prior to the end of the second quarter.  It is in the process of completing the due diligence on the remaining acreage. In addition, the Company closed a separate acquisition in February  2005,  in which it  purchased a 25%  interest in 6,300 acres in the
Piceance Basin in Western Colorado. See note 5 to financial statements.

The Company plans to investigate and pursue additional acquisitions on a limited basis. Thus, the Company may incur due diligence and legal expenses,  which will be  capitalized  if the Company  successfully  completes an  acquisition.  If an acquisition  is not  successful,  such costs will be included in its general and administrative  expenses.  In the first  quarter of 2005,  the  Company  devoted significant  internal  resources to evaluating and capturing  acquisitions while
also  utilizing  the  services  of  outside  technical,   legal  and  accounting
consultants.

Results of Operations

The Company has a net loss from continuing operations for the three months ended
March  31,  2005 of  $655,507  which is  $1,431,408  less than the net loss from continuing  operations  for the same period in 2004.  First  quarter  continuing general and  administrative  expense at the Company decreased from $2,102,638 in
2004 to $691,997 in 2005,  a decrease of 67%.  During the first  quarter of 2004 the Company was in ongoing  negotiations  with  RussNeft  regarding  the sale of
Goloil while it was  continuing  its oversight of its  investment in Goloil.  In addition  the  Company  was  actively  pursuing  acquisitions  in  Russia  which ultimately  did not close so the costs  incurred were  classified as general and administrative  expenses.  Since the  agreement to sell Goloil was signed in the second  quarter of 2004,  the  Company  has  reduced  its  ongoing  general  and administrative expenses by among other things, eliminating its Moscow, Steamboat and Houston offices, significantly reducing its investor relations-related costs
and  corporate   personnel   associated   with  its   discontinued   operations.
Specifically,  the  Company  incurred  in the first  quarter  of 2004,  $417,000 related to the sale of Goloil and due  diligence  on Russian  acquisitions.  The
Company incurred  $268,000 in investor relation expenses in the first quarter of
2004 that were not  incurred in 2005 and the  Company  has reduced  compensation paid to employees by $405,000 due to the  elimination  of positions and the fact that  bonuses were paid during the first  quarter of 2004 for 2003  performance.
General  and  administrative  expenses  for the first  quarter  of 2005  include
$47,000 in  severance  payments  and  approximately  $61,000 in one time charges relating to acquisitions not completed and the legal costs of drafting long-term incentive  plans to be voted on at the annual  general  meeting.  The Company is continuing to reduce its base level of general and administrative  expenses, but could incur additional general and  administrative  expenses on special projects and on due diligence incurred on acquisitions that are not completed.

Exploration  expenses  for 2005 relate to delay  rentals  that the Company  paid during the first quarter on the eastern  Denver-Julesburg basin leases that were acquired in April.

Other income in 2005 includes interest income from the cash balances maintained.
The Company expects to continue to streamline its costs in the future.

Discontinued Operations

See note 4 for a summary of the loss from discontinued  operations.  The Company considered  the sale of Goloil to be  effective  July 1, 2004.  Accordingly  the operating  activities  of Goloil for the three  months ended March 31, 2004 have been included in the Company's March 31, 2004 unaudited  statement of operations as a net loss from discontinued operations.

Liquidity and Capital Resources

The Company had a cash  balance of  $11,286,479  at March 31, 2005 and a working capital surplus of $10,939,560.

During the first  quarter of 2005 the Company  completed  its  purchase of a 25%
membership  interest in Piceance LLC from PGR Partners LLC ("PGR").  In addition to the cash purchase price of $5.25 million, the Company estimates that its cash commitment to Piceance LLC for the year ending December 31, 2005 will total $3.5 million.  At this point in time the Company  anticipates  utilizing  its working capital to meet such  commitment.  However,  the business  plan for Piceance LLC includes using commercial bank financing, when practical, which if utilized, may reduce  the  Company's  proportionate  share  of  Piceance  LLC  future  capital obligations.

In  addition,  the  Company  closed on April 14,  2005 on  123,000  acres in the
Denver-Julesburg  basin  for a  total  cost of  $1,968,500  plus  legal  and due diligence  costs,  $529,000 of which was incurred at March 31, 2005. The Company expects to close on up to 57,000  additional  acres during the second quarter of
2005 for an estimated cost of $900,000,  exclusive of any  additional  legal and due diligence  costs.  The Company will begin its evaluation of the prospects on such acreage immediately.

The Company may require  additional  financing  during 2006 for the  anticipated capital programs for the two captured  acquisitions or if the Company identifies other acquisitions that meet its investment criteria.  Such additional financing may be debt or equity or a combination of both.

Sources and Uses of Funds

Historically,  Teton's  primary  source of liquidity  has been cash  provided by equity  offerings.  Such  offerings  may continue to play an  important  role in financing  Teton's  business.  In addition,  the Company may seek to establish a borrowing facility with one or more international banks, most likely in the form of a revolving line of credit that could be used for  development,  drilling and other capital expenditures.

Cash Flows and Capital Expenditures

During the three months  ended March 31, 2005 the Company  used  $604,019 in its operating  activities.  This amount  compares to  $1,563,180  used in  operating activities in 2004.

During  2004,  the Company  received  the  reimbursement  of  advances  totaling
$1,065,000 pursuant to its agreement with RussNeft. During 2005 the Company used
$5,083,000 in its investing activities  exclusively related to the completion of
its   acquisition   of  the   membership   interest  in  Piceance  LLC  and  the
Denver-Julesburg acreage.

During  the first  quarter of 2005  certain  members  of PGR  exercised  148,688 warrants,  purchasing common shares of the Company for net proceeds of $284,377.
During 2004, the Company received $449,997 from the sale of preferred stock.

Income Taxes, Net Operating Losses and Tax Credits

At March 31,  2005,  the Company has an  inception  to date net  operating  loss
("NOL") carry forward for U.S. income tax purposes of  $12,300,000.  Such NOL is subject to U.S.  Internal  Revenue  Code  Section  382  limitations.  For losses incurred  prior to 2004,  utilization  of the NOL is  limited  to  approximately
$900,000 per annum.

Subsequent Events

On April 14, 2005,  Teton closed on leasehold  interests  covering  over 123,000 acres based on due diligence work being performed on the full 180,000 acres. The remaining  57,000  acres are  expected  to close by the end of  second  quarter, pending the completion of routine title  curative  work. The properties  carry a net revenue interest of approximately 82.3%.

The purchase price for the 123,000 acres was  approximately $ 1,968,500 in cash,
($347,000  of which was  earnest  money paid by the  Company  prior to March 31,
2005), plus 281,223  unregistered shares of common stock, valued at $429,709 and
140,611 warrants, exercisable at $1.75 per share for a period of three years.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure  controls and  procedures.  Based on that  evaluation,  our Chief
Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were effective as of March 31, 2005.

The Company  reported the following  "changes" to the Company's  audit committee involving the internal  controls  over  financial  reporting for complex  equity transactions:  Since December 31, 2004 the Company has provided training for the
Principal   Accounting  Officer  on  the  accounting  for  "complex   accounting
transactions"  and the  Company  has  identified  consultants  that can  provide expertise when necessary.

                                 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The  securities  described  below  represent our  securities  sold by us for the period  starting  January  1,  2005 and  ending  March  31,  2005  that were not registered  under the  Securities  Act of 1933,  as  amended,  all of which were issued by us pursuant to exemptions under the Securities Act.  Underwriters were involved in none of these transactions.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

Teton issued a total of 12,828 shares of Common Stock valued at $19,500 to three of its  directors  for  service  on its Board of  Directors  performed  prior to
December 31, 2004. These offers and sales were made in reliance on the exemption under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.  As directors, the investors had access to  information  concerning  the  Company.  The  offers  and sales  were made to accredited  investors  and  transfer  of the  Common  Stock  was  restricted  in accordance with the requirements of the Securities Act of 1933.

The  Company  issued  450,000  restricted  shares of stock to the Members of PGR
Partners,  LLC and issued warrants to purchase 200,000 shares of common stock at an exercise  price of $2.00 in  conjunction  with the purchase of an interest in
Piceance Gas Resources, LLC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS:

Exhibits

10.1 First Amendment to Purchase and Sale Agreement Niobrara Shallow Gas Project

10.2 Purchase and Sale Agreement Niobrara Shallow Gas Project

10.3 Membership Interest Purchase Agreement between  PGR Partners, LLC and Teton
     Petroleum Company

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

Date: May 16, 2005                                   By: /s/ Karl F. Arleth
                                                   -----------------------------
                                                          Karl F. Arleth,
                                                          President and
                                                          Chief Executive
                                                          Officer

Date: May 16, 2005                                  By: /s/ Patrick A. Quinn
                                                   -----------------------------
                                                          Patrick A. Quinn,
                                                          Chief Financial
                                                          Officer
                                                          (Principal Financial
                                                          and Accounting
                                                          Officer)