Form 10-K/A
period 2004-12-31
TETON PETROLEUM CO
filed 2005-05-20
CIK 1131072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
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

EXPLANATORY NOTE

On May 9, 2005, we filed a Form 10-K/A to amend and restate Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 31, 2005, by Teton Petroleum Company. The initial amendment supplemented the disclosure controls and procedures and provided additional detail concerning controls and procedures that were not effective during the year ended December 31, 2004.This Amendment No. 2 to the Annual Report on Form 10-K/A responds to certain additional comments of the Staff of the Securities and Exchange Commission in connection with its review of the Registrants’ Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. This amendment supplements the disclosure controls and procedures and provides additional detail concerning controls and procedures that were not effective during the year ended December 31, 2004, among other things, to clarify that notwithstanding the material weaknesses in such controls and procedures all financials statements presented during 2004 fairly and accurately presented the Company’s financial statements and no restatements or amended filings for these periods are necessary. All other information included in the original on Form 10-K, as filed on March 31, 2005, or the 10-K/A, as filed on May 9, 2005, remains unchanged.

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

PRODUCTION DATA

	2004	2003	2002
Total gross oil production, barrels	1,393,616	2,528,260	1,884,933

Total gross gas production, MCF	—	—	—

Net oil production, barrel (1)	348,404	632,065	471,233

Net gas production, MCF	—	—	—

Average oil sales price, $/Bbl (2)	$18.98	$18.11	$15.62

Average gas sales price, S/MCF	—	—	—

Average production cost per barrel (3)	$16.12	$16.11	$13.32

Gross productive wells
Oil	24.0	21.0	13.0
Gas	—	—	—

Total	24.0	21.0	13.0

Net productive wells	12.0	10.5	6.5
Gas	—	—	—

Total	12.0	10.5	6.5

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
(4)
The following chart sets forth the number of productive wells and dry exploratory and productive wells drilled and completed during the last three fiscal years in the Goloil license area prior to the sale of Teton’s interest in Goloil:

NET WELLS DRILLED

Year Ended December 31,	2004		2003		2002
	Gross	Net (1)	Gross	Net (1)	Gross	Net (1)
Number of Wells Drilled
Exploratory (Research)
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—

Total	—	—	—	—	—	—

Development
Productive	3.0	1.5	7.0	3.5	6.0	3.0
Dry	—	—	—	—	—	—

Total	3.0	1.5	7.0	3.5	6.0	3.0

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

*Represents quotations while the Company was listed on the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter—dealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

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

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
Summary of Operations
Loss from continuing operations	$(5,193,281)	$(4,036,164)	$(10,191,307)	$(1,373,470)	$(2,825,767)
Discontinued operations, net of tax	12,383,582	(1,598,680)	(782,616)	(284,138)	(240,102)
Net income (loss)	7,190,301	(5,634,844)	(10,973,923)	(1,657,608)	(3,065,869)
Income (loss) per share for:
Continuing operations	$(.64)	$(1.00)	$(3.28)	$(.05)	$(.16)
Discontinued operations	1.37	(.23)	(.25)	(.01)	(.01)
Net income	.73	(1.23)	(3.53)	(.06)	(.17)

Balance Sheet
Total assets	17,611,565	20,718,375	10,012,395	2,211,312	2,317,099
Notes payable	—	—	—	844,210	1,425,000
Cash dividends per common share	—	—	—	—	—

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
and
Independent Auditors' Report
December 31, 2004 and 2003

TETON PETROLEUM COMPANY

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F - 1

Consolidated Financial Statements

Consolidated Balance Sheets	F - 2

Consolidated Statements of Operations and Comprehensive Loss	F - 3

Consolidated Statements of Changes in Stockholders' (Deficit) Equity	F - 4

Consolidated Statements of Cash Flows	F - 5

Notes to Consolidated Financial Statements	F - 9

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

/s/Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado
March 4, 2005

TETON PETROLEUM COMPANY

Consolidated Balance Sheets
December 31, 2004 and 2003

	December 31,
Assets	2004	2003
Current assets
Cash	$17,433,424	$7,515,994
Current assets of discontinued operations	—	1,615,365
Prepaid expenses and other assets	100,917	95,693
Total current assets	17,534,341	9,227,052

Non-current assets
Non-current assets of discontinued operations	—	11,473,139
Deposits	25,000	—
Fixed assets, net of accumulated depreciation of $12,426 and $1,046	52,224	18,184
Total non-current assets	77,224	11,491,323
Total assets	$17,611,565	$20,718,375

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$411,745	$376,429
Current liabilities of discontinued operations	—	10,010,310
Total current liabilities	411,745	10,386,739

Non-current liabilities
Discontinued operations	—	126,500
Total non-current liabilities	—	126,500
Total liabilities	411,745	10,513,239

Commitments

Stockholders' equity
Series A convertible preferred stock, $.001 par value, 25,000,000 shares authorized, 281,460 and 618,231 issued and outstanding at December 31, 2004 and 2003. Liquidation preference at December 31, 2004 and 2003 of $1,248,838 and $2,689,305	281	618
Common stock, $.001 par value, 250,000,000 shares authorized, 9,130,257 shares issued and outstanding at December 31, 2004 and 8,584,068 shares issued and outstanding at December 31, 2003	9,130	8,584
Additional paid-in capital	37,657,686	37,073,366
Unamortized preferred stock dividends	—	(118,610)
Accumulated deficit	(20,467,277)	(27,657,578)
Foreign currency translation adjustment	—	898,756
Total stockholders' equity	17,199,820	10,205,136
Total liabilities and stockholders' equity	$17,611,565	$20,718,375

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31,
	2004	2003	2002
Costs and expnenses:
General and administrative	$5,332,991	$3,920,791	$4,744,952
Total costs and expenses	5,332,991	3,920,791	4,744,952
Loss from operations	(5,332,991)	(3,920,791)	(4,744,952)

Other income (expense)
Other income	139,710	17,445	51,751
Financing charges	—	(132,818)	(5,498,106)
Total other income (expense)	139,710	(115,373)	(5,446,355)

Loss from continuing operations	(5,193,281)	(4,036,164)	(10,191,307)
Discontinued operations, net of tax	12,383,582	(1,598,680)	(782,616)
Net income (loss)	7,190,301	(5,634,844)	(10,973,923)

Imputed preferred stock dividends for inducements and beneficial conversion charges	(521,482)	(2,780,693)	—
Preferred stock dividends	(105,949)	—	—
Net income (loss) applicable to common shares	6,562,870	(8,415,537)	(10,973,923)

Other comprehensive income (loss), net of tax effect of exchange rates	(898,756)	168,256	(140,773)

Comprehensive (loss) income	$5,664,114	$(8,247,281)	$(11,114,696)

Basic and diluted weighted average common shares outstanding	9,028,967	6,840,303	3,105,325
Basic and diluted loss per common share for continuing operations	$(0.64)	$(1.00)	$(3.28)
Basic and diluted weighted average income (loss) per common shares for discontinued operations	$1.37	$(0.23)	$(0.25)
Basic and diluted income (loss) per common share	$0.73	$(1.23)	$(3.53)

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid-in	Unamortized Preferred Stock	Foreign Currency Translation	Accumulated	Total Stockholders(Deficit) '
	Shares	Amount	Shares	Amount	Capital	Dividends	Adjustment	Deficit	Equity

Balance - December 31, 2001	—	$—	2,374,046	$2,374	$9,792,722	$—	$871,273	(11,048,811)	$(382,442)
Common stock issued for cash	—	—	1,223,737	1,224	3,332,236	—	—	—	3,333,460
Common stock subscriptions paid in 2003	—	—	712,045	712	1,938,898	—	—	—	1,939,610
Common stock and warrants issued for services	—	—	221,198	221	836,905	—	—	—	837,126
Common stock issued for conversion of convertible debentures	—	—	1,758,494	1,758	5,353,231	—	—	—	5,354,989
Warrants issued and in-the-money conversion feature on convertible debentures	—	—	—	—	4,557,845	—	—	—	4,557,845
Warrants issued with notes payable	—	—	—	—	150,016	—	—	—	150,016
Warrants issued in connection with extensions on notes payable	—	—	—	—	203,362	—	—	—	203,362
Net loss	—	—	—	—	—	—	—	(10,973,923)	(10,973,923)
Foreign currency translation adjustment	—	—	—	—	—	—	(140,773)	—	(140,773)
Balance - December 31, 2002	—	—	6,289,520	6,289	26,165,215	—	730,500	(22,022,734)	4,879,270
Common stock issued for cash - net of commissions of $98,100	—	—	437,012	437	1,091,463	—	—	—	1,091,900
Common stock issued for settlement of accounts payable and accrued liabilities	—	—	79,793	80	219,920	—	—	—	220,000
Options issued to advisory board and common stock issued for services	—	—	1,035	1	97,901	—	—	—	97,902
Warrants issued with notes payable	—	—	—		110,170	—	—	—	110,170
Preferred stock issued for cash, net of commissions of $473,838 (cash) and $99,168 (non-cash)	2,226,680	2,226	—	—	9,110,830	—	—	—	9,113,056
Preferred stock converted to common stock	(1,645,099)	(1,645)	1,776,708	1,775	(131)	—	—	—	—
Preferred stock issued in exchange for notes payable and accrued interest of $9,426	36,650	37	—	—	159,389	—	—	—	159,426
In-the-money conversion feature charges to be amortized	—	—	—	—	1,182,452	(1,182,452)	—	—	—
Amortization of in-the-money conversion feature charges	—	—	—	—	(1,063,842)	1,063,842	—	—	—
Net loss	—	—	—	—	—	—	—	(5,634,844)	(5,634,844)
Foreign currency translation adjustment	—	—	—	—	—	—	168,256	—	168,256
Balance - December 31, 2003	618,231	$618	8,584,068	8,583	37,073,366	(118,610)	898,756	(27,657,578)	10,205,136
Common stock issued for settlement of accrued liabilities	—	—	13,750	14	58,686	—	—	—	58,700
Common stock issued for services	—	—	32,175	33	101,297	—	—	—	101,329
Warrants issued for services	—	—	—	—	149,061	—	—	—	149,061
Preferred stock issued for cash, net of commissions of $50,000(cash) and $22,863 (non-cash)	126,436	126	—	—	499,872	—	—	—	499,998
Preferred stock converted to common stock	(463,207)	(463)	500,264	500	(37)	—	—	—	—
Amortization of Preferred Stock dividends	—	—	—	—	(118,610)	118,610	—	—	—
Preferred stock dividends	—	—	—	—	(105,949)	—	—	—	(105,949)
Foreign currency translation adjustment	—	—	—	—	—	—	(898,756)	—	(898,756)
Net income for year	—	—	—	—	—	—	—	7,190,301	7,190,301
Balance - December 31, 2004	281,460	$281	9,130,257	$9,130	$37,657,686	$—	$—	$(20,467,277)	$17,199,820

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$7,190,301	$(5,634,844)	$(10,973,923)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, depletion, and amortization	11,380	1,046	—
Gain on sale of discontinued operations	(13,086,761)	—	—
Stock based compensation for variable plan warrants	—	—	—
Stock and stock options issued for services and interest	—	107,128	—
Warrants issued for notes payable extensions	—	110,170	46,582
Stock and warrants issued for services	250,390	—	837,126
Debentures issued for services	—	—	267,500
Amortization of debenture and note payable discounts	—	—	5,331,412
Changes in assets and liabilities
From discontinued operations	1,149,609	2,045,001	(929,969)
Prepaid expenses and other assets	(5,224)	(4,247)	(57,446)
Accounts payable and accrued liabilities	69,530	311,901	290,131
	(11,611,076)	2,570,999	5,785,336
Net cash used in operating activities	(4,420,775)	(3,063,845)	(5,188,587)

Cash flows from investing activities
Proceeds from sale of discontinued operations	7,963,450	—	—
Repayments of loan from discontinued operating entity	6,040,000	—	—
Increase in deposits	(25,000)	—	—
Increase in fixed asset additions	(45,420)	(20,684)	—
Increase in non—current assets of discontinued operating entity	(2,988,882)	(7,072,462)	(3,222,349)
Net cash used in investing activities	10,944,148	(7,093,146)	(3,222,349)

Cash flows from financing activities
From discontinued operations	3,258,378	4,470,984	2,178,525
Proceeds from stock subscription	-	1,939,610	-
Proceeds from issuance of stock, net of $50,000 and $473,838 commissions	499,998	10,251,924	3,333,460
Proceeds from issuance of convertible debentures	-	-	4,143,643
Proceeds from notes payable	-	628,750	300,000
Payments on notes payable	-	(478,750)	(894,210)
Dividends	(81,463)	-	-
Net cash provided by financing activities	3,676,913	16,812,518	9,061,418
Effect of exchange rates	(282,856)	168,256	(140,773)

Net increase in cash	9,917,430	6,823,783	509,709

Cash - beginning of year	7,515,994	692,211	182,502

	$17,433,424	$7,515,994	$692,211
(Continued on the following page.)

See notes to consolidated financial statements.

TETON PETROLEUM COMPANY

Consolidated Statements of Cash Flows

(Continued from the previous page.)

Supplemental disclosure of cash flow information:

Cash paid for:	Interest
2004	$—
2003	$18,202
2002	$120,008

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

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2004	2003	2002

Approximate risk free rate	4.06%	4.00%	—
Average expected life	10 years	10 years	—
Dividend yield	—%	—%	—
Volatility	55.0%	100%	—
Estimated fair value of total options granted	$3,512,305	$4,974,141	—
Estimated fair value per option granted	$2.48	$3.15	—

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

The following table reflects the effects of dilutive securities as of December 31:

	2004	2003	2002
Dilutive effects of options	2,993,037	1,578,037	—
Dilutive effects of warrants	7,359,728	7,389,981	4,587,780
Dilutive effects of convertible preferred shares	281,460	2,381,351	—
	10,634,224	11,349,369	4,587,780

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

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 2 - Sale of Goloil

As described in Note 1, the Company considers the sale of Goloil to be effective July 1, 2004. Accordingly, the operating activities of Goloil for the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002 have been included in the results from discontinued operations, summarized as follows:

	2004	2003	2002
Sales	$6,552,138	$11,437,802	$6,923,320
Cost of sales and expenses	7,072,272	12,604,234	7,319,997
Loss from operations	(520,134)	(1,166,432)	(396,677)
Other income (expense)
Interest expense	(166,216)	(347,740)	(385,939)
Net loss from discontinued operations, before tax	(686,350)	(1,514,172)	(782,616)
Income tax	(16,829)	(84,508)	—
Net loss from discontinued operations, before gain on disposal	(703,179)	(1,598,680)	(782,616)
Gain on sale of ZAO Goloil stock	13,086,761	—	—
Income (loss) from discontinued operations	$12,383,582	$(1,598,680)	$(782,616)

The gain on sale of Goloil stock is calculated as follows:

Sale price for Goloil shares	$8,960,229
Less direct transaction expenses:
Investment banking fee	(750,000)
Net fees and expenses	(246,779)
Net proceeds	7,963,450

Net deficit of investment in Goloil at date of sale	5,123,311

Gain on disposal of ZAO Goloil	$13,086,761

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

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 5 - Stock Options (continued)

The following table presents the activity for stock options outstanding and exercisable:

	Shares Outstanding
Range of Exercise Prices	Number	Price*	Life*

Outstanding - December 31, 2002	—	$—	—
Issued	1,578,037	3.49	8.30

Outstanding - December 31, 2003	1,578,037	$3.49	8.30

Issued	1,415,000	3.60	9.25
Outstanding - December 31, 2004	2,993,037	$3.54	8.70

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 6 - Income and Other Taxes

The provision for income taxes from continuing operations consists of the following components:

	2004	2003	2002
Current:
Federal	—	—	—
State	—	—	—
Total current	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—

Total income tax expense from continuing operations differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31:

	2004	2003	2002

Federal statutory income tax benefit from continuing operations	$(1,817,648)	$(1,412,657)	$(3,566,957)
State income tax benefit, net of federal income tax benefit from continuing operations	(154,367)	(116,088)	(326,347)
Change in valuation allowance	1,955,312	1,470,453	4,133,733
Other	16,703	58,292	(240,429)
Income tax expense	—	—	—

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 6 - Income and Other Taxes (continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Current Deferred Tax Assets (Liabilities)
Other receivables	$(7,441)	$(4,574)
Prepaid expenses	(30,908)	(36,363)
A/P and accrued liabilities	156,463	143,043
Charitable contributions	—	4,088
Valuation allowance	(118,114)	(106,194)
Net current deferred tax asset (liability)	—	—

Non-Current Deferred Tax Assets (Liabilities)
Depreciation	(3,623)	(3,462)
Net Operating Loss	4,478,522	7,107,951
Valuation allowance	(4,474,899)	(7,104,489)
Net non-current deferred tax asset (liability)	—	—
Net Deferred Tax Asset (Liability)	$—	$—

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

	For the Years Ended
	December 31,
	2004	2003	2002

Construction in progress	$—	$1,700,696	$—
Development costs	2,988,882	5,207,931	4,150,742
Total	$2,988,882	$6,908,627	$4,150,742

The following reflects the Company's capitalized costs associated with oil and gas producing activities:

	For the Years Ended
	December 31,
	2004	2003	2002

Property acquisition costs	$—	$595,558	$595,558
Construction in progress	—	1,700,696	—
Development costs	—	10,808,813	4,830,421
	—	13,105,067	5,425,979
Accumulated depreciation, depletion, amortization and valuation allowances	—	(2,064,585)	(529,671)
Net capitalized costs	$—	$11,040,482	$4,896,308

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 9 - Supplemental Oil and Gas Disclosures (continued)

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities (excluding general and administrative expense, and interest expense) are presented as follows:

	For the Years Ended
	December 31,
	2004	2003	2002

Oil and gas sales	$6,552,138	$11,437,802	$6,923,320
Oil and gas production	(1,331,273)	(2,020,447)	(1,218,411)
Transportation and marketing	—	(807,266)	(611,956)
Export duties	—	(1,492,999)	(910,936)
Taxes other than income taxes	(4,286,025)	(5,864,920	(3,537,990)
Depletion, depreciation and amortization	(747,481)	(1,534,914)	(451,930)
Results of operations from oil and gas producing activities	$187,359	$(282,744)	$192,097

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

	For the Years Ended
	December 31,
	2004	2003	2002

Proved reserves (bbls), beginning of period	8,262,000	13,264,000	40,174,000
Production	(348,000)	(632,000)	(471,000)
Extension of reservoir	—	—	2,000,000
Sale of reserves in place	(7,914,000)
Revisions of previous estimates	—	(4,370,000)	(28,439,000)
Proved reserves (bbls), end of period	—	8,262,000	13,264,000
Proved developed reserves (bbls), beginning of period	3,816,000	4,567,000	5,493,000
Proved developed reserves (bbls), end of period	—	3,816,000	4,567,000

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

	For the Years Ended
	December 31,
	2004	2003	2002

Future cash inflows	$—	$114,992,000	$230,581,000
Future production costs	—	(80,812,000)	(151,167,000)
Future development costs	—	(14,595,000)	(18,556,000)
Future income tax expense	—	(7,360,000)	(16,365,000)
Future net cash flows (undiscounted)	—	12,225,000	44,493,000
Annual discount of 10% for estimated timing of cash flows	—	(6,232,000)	(19,069,000)
Standardized measure of future net discounted cash flows	$—	$5,993,000	$25,424,000

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 9 - Supplemental Oil and Gas Disclosures (continued)

Changes in Standardized Measure Base Case (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
	For the Years Ended December 31,

	2004	2003	2002

Standardized measure, beginning of period,	$5,993,000	$25,424,000	$40,362,000
Net changes in prices and production costs	—	(11,038,000)	190,619,000
Sales of oil and gas produced during period	(935,000)	(445,000)	(644,000)
Future development costs	—	(3,098,000)	22,344,000
Revisions of previous quantity estimates	—	(11,806,000)	(274,605,000)
Extension of reservoir	—	—	19,867,000
Accretion of discount	299,950	2,542,000	4,036,000
Sale of reserves in place	(5,357,950)	—	—
Changes in income taxes, net	—	4,414,000	23,445,000
Standardized measure, end of period	$—	$5,993,000	$25,424,000

TETON PETROLEUM COMPANY

Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003 and 2002

Note 10 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2003 and 2004. Certain amounts have been reclassified to conform with the presentation in this Form 10-K/A.

	For the Quarter Ended
2004	March 31,	June 30,	Sept 30, (1)	December 31,

Loss from continuing operations	$(2,086,915)	$(1,712,408)	$(488,126)	$(905,832)
Discontinued operations, net of tax	(435,198)	(267,981)	13,086,761	—
Net Income (Loss)	(2,522,113)	(1,980,389)	12,598,635	(905,832)
Basic and diluted loss per common share for continuing operations	$(0.30)	$(0.19)	$(.07)	$(.09)
Basic and diluted income (loss) per common share for discontinued operations	$(.05)	$(.03)	$1.45	$.00
Basic and diluted income (loss) per common share	$(.35)	$(.22)	$1.38	$(.10)

2003

Loss from continuing operations	$(773,774)	$(981,898)	$(984,080)	$(1,296,412)
Discontinued operations, net of tax	(7,311)	(465,342)	(768,087)	(357,940)
Net Income (Loss)	(781,085)	(1,447,240)	(1,752,167)	(1,654,352)
Basic and diluted loss per common share for continuing operations	$(0.12)	$(0.15)	$(.15)	$(.58)
Basic and diluted income (loss) per common share for discontinued operations	$(.00)	$(.07)	$(.11)	$(.05)
Basic and diluted income (loss) per common share	$(.12)	$(.22)	$(0.26)	$(.63)

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

TETON PETROLEUM COMPANY

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the year ended December 31, 2004, because the Company lacked the in-house expertise to account for complex equity transactions. During the fourth quarter of 2003 the Company hired a U.S. Controller that was a Certified Public Accountant. During the first quarter of 2004 the Company hired a Chief Financial Officer who is also a CPA and has significant oil and gas accounting expertise on a contract basis. Additionally, during the first quarter of 2004, the Company was in the process of selling its only operating assets. Between February 2004 and July 2004, the CFO focused most of his efforts on the Company’s efforts in regard of the sale of its operating assets. While the CFO assumed overall responsibility for the preparation of the first and second quarter Form 10Qs, the U.S. Controller was assigned responsibility for preparing certain accounting entries and disclosures, including the accounting entries and disclosures relating to equity transactions which occurred during the first quarter of 2004 and the second quarter of 2004, respectively. The U.S. Controller discussed with its auditors who provided general guidance on the accounting standards which should be reviewed including FAS 84, FAS 128 and FAS 148 to ensure proper accounting and disclosure for these transactions. The U.S. Controller’s work was not reviewed by the CFO prior to its incorporation into the quarterly financial statements for the first and second quarters of 2004. Consistent with SEC requirements, the Company’s policy is to have its auditors perform a quarterly review of the financial statements prior to their review by the Company’s audit committee and subsequent filing with the SEC. During these reviews of each of the first and second quarter draft 10Qs, the Company’s auditors identified the U.S. Controller’s entries in respect of the equity transactions for the first and second quarters as being materially incorrect and advised the Company of the need to make certain adjustments in order for the Company’s financial statements fairly to present the Company’s financial statements at each of March 31, 2004 and June 30, 2004. The Company agreed with these recommendations and made the appropriate adjustments. As a result, all financials statements presented in such reports fairly and accurately presented the Company’s financial statements and no restatements or amended filings for these periods are necessary.

The U.S. Controller left the Company’s employ at the end of the second quarter 2004. As a result of the Company’s sale of its Russian assets, the Company’s management determined that, until such time as the Company’s operations significantly increase in scope and complexity the controller function can be incorporated into the duties of the CFO, who is also the Company’s Principal Accounting Officer, and who will prepare and/or review all information included in the financial reports of the Company. Since the need for the aforementioned adjustments was identified by our auditors and not senior management, our auditors determined that this constituted a material weakness in our controls and procedures. Subsequent to December 31, 2004, the CFO has obtained additional training and has identified additional resources to assist him in the accounting of such complex equity transactions. Furthermore, during the first quarter, the CFO also instituted new controls and procedures designed to assure that there was a proper degree of review of such complex entries prior to their being incorporated into the Company’s accounting system and reported to the Company’s auditors as part of its pre-quarterly filing review. Such procedures have been deemed to be adequate as of March 31, 2005 and were reported as such for the Form 10-Q for the three months ending March 31, 2005 and filed on May 16, 2005.

TETON PETROLEUM COMPANY

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

TETON PETROLEUM COMPANY

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

TETON PETROLEUM COMPANY

Item 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation received by Mr. Howard Cooper, the Chairman of Teton, and Mr. Karl Arleth who served as its president and chief executive officer during 2004 (Mr. Cooper and Mr. Arleth, the “named executive officers”):

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock awards	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compen-sation
H. Howard Cooper, Chairman CEO (until May 2003)	2004 2003 2002	200,000 160,000 160,000	160,000* 0 50,000	8,200 0 0	0 0 0	400,000 603,289 375,000	0 0 0	0 0 0
Karl F. Arleth CEO	2004 2003	180,000 85,000	80,000* 0	16,800 0	0 0	300,000 410,338	0 0	0 0
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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

			Number of
	Shares		Securities	Value of
	Acquired		Underlying	Unexercised
	On	Value	Unexercised	In-the-money
Name	Exercise	Realized	Options	Options

Howard Cooper	—	—	1,003,289	—
Karl F. Arleth	—	—	710,338	—

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

TETON PETROLEUM COMPANY

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits.

Exhibit No.	Description

3.1.1	Certificate of Incorporation of EQ Resources Ltd incorporated by reference to Exhibit 2.1.1 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.2	Certificate of Domestication of EQ Resources Ltd incorporated by reference to Exhibit 2.1.2 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.3	Articles of Merger of EQ Resources Ltd. and American-Tyumen Exploration Company incorporated by reference to Exhibit 2.1.3 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.4	Certificate of Amendment of Teton Petroleum Company incorporated by reference to Exhibit 2.1.4 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.5	Certificate of Amendment of Teton Petroleum Company incorporated by reference to Exhibit 2.1.5 of Teton’s Form 10-SB, filed July 3, 2001.

3.1.6	Certificate of Designation for Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1.6 of Teton’s Form SB-2, filed January 27, 2004.

3.2	Bylaws, as amended, of Teton Petroleum Company incorporated by reference to Exhibit 3.2 of our Form 10-QSB, filed August 20, 2002.

10.1	Consulting Agreement dated March 1, 2005, between Teton Petroleum Company and H. Howard Cooper, filed herewith.

10.1.1	Employment Agreement, dated May 1, 2002, between Teton Petroleum Company and H. Howard Cooper, filed herewith.

10.3	Employment Agreement, dated May 1, 2003, between Teton Petroleum Company and Karl F. Arleth, filed herewith.

10.4	2003 Employee Stock Option Plan, filed herewith.

10.5	2004 Non-employee Stock Compensation Plan incorporated by reference to Appendix B to our Proxy Statement filed on June 14, 2004.

10.6	Binding Letter of Intent dated December 17, 2004 filed herewith.

14.1	Code of Ethics and Business Conduct, filed herewith

21.1	List of Subsidiaries, filed herewith.

TETON PETROLEUM COMPANY

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302, filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, filed herewith.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350, filed herewith.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350, filed herewith.

99. 1	Audit Committee Charter incorporated by reference to Exhibit 99.4 of our Form 10-KSB/A filed on April 21, 2004.

TETON PETROLEUM COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLEUM COMPANY

By:	/s/ /s/ Karl F. Arleth
Karl. F. Arleth, Chief Executive Officer
Dated: May 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title Date

Signature	Title	Date

/s/ James J. Woodcock	Chairman and Director	May 19, 2005
James J. Woodcock

/s/ Karl F. Arleth	President and CEO	May 19, 2005
Karl F. Arleth	(principal executive officer)

/s/ H. Howard Cooper	Director	May 19, 2005
H. Howard Cooper

/s/ Thomas F. Conroy	Director	May 19, 2005
Thomas F. Conroy

/s/ John Connor	Director	May 19, 2005
John Connor

/s/ Patrick A. Quinn	Chief Financial Officer	May 19, 2005
Patrick A. Quinn	(principal financial officer)