Form 10-Q
period 2005-06-30
TETON ENERGY CORP
filed 2005-08-15
CIK 1131072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _____________ to ___________________

Commission file number: 001-31679

TETON ENERGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1482290
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

(303)-565-4604
(Registrant's Telephone Number including area code)

410 17th Street, Suite 1850 Denver, Colorado 80202-4444
(Address of Principal Executive Office)

Teton Petroleum Company 1600 Broadway, Suite 2400, Denver, CO 80202-4921
(Former, name, former address and former fiscal years, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Exchange Act).

Yes ☐ No ☒

As of August 8, 2005, 10,591,014 shares of the issuer's common stock were outstanding.

TETON ENERGY CORPORATION

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
		Page
	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets
	June 30, 2005 (Unaudited) and December 31, 2004	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss
	Three months ended June 30, 2005 and 2004	4

	Unaudited Consolidated Statements of Operations and Comprehensive Loss
	Six months ended June 30, 2005 and 2004	5

	Unaudited Consolidated Statements of Cash Flows
	Six months ended June 30, 2005 and 2004	6

Notes to Unaudited Consolidated Financial Statements		8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

TETON ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets

	June 30,	Decemebr 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$7,305,084	$17,433,424
Prepaid expenses and other assets	413,961	100,917
Total current assets	7,719,045	17,534,341
Non-current assets
Unproved Oil & Gas properties (using successful efforts method of accounting)	10,555,202	--
Wells-in-progress	500,248	--
Capitalized acquisition costs	--	25,000
Fixed assets, net	47,719	52,224
Total non-current assets	11,103,169	77,224
Total assets	$18,822,214	$17,611,565
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$885,652	$411,745
Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock, $.001 par value, 25,000,000 shares authorized, 281,460 and 281,460 issued and outstanding at June 30, 2005 and December 31, 2004. Liquidation preference at June 30, 2005 and
December 31, 2004 of $1,248,838	281	281
Common stock, $0.001 par value, 250,000,000 shares
authorized, 10,453,014 and 9,130,257 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	10,453	9,130
Additional paid-in capital	40,693,305	37,657,686
Accumulated deficit	(22,767,477)	(20,467,277)
Total stockholders' equity	17,936,562	17,199,820
Total liabilities and stockholders' equity	$18,822,214	$17,611,565

See notes to unaudited consolidated financial statements

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended
	June 30,
	2005	2004

Cost and expenses:
General and administrative	$1,581,743	$1,726,816
Depreciation	4,953	1,917
Exploration	113,654	--
Total cost of sales and expenses	1,700,350	1,728,733

Loss from operations	(1,700,350)	(1,728,733)

Other income
Other income	55,657	16,325
Total other income	55,657	16,325

Loss from continuing operations	(1,644,693)	(1,712,408)
Discontinued operations, net of tax	--	(267,981)
Net loss	(1,644,693)	(1,980,389)

Preferred stock dividend	(24,487)	(25,487)

Net loss applicable to common shares	(1,669,180)	(2,005,876)

Other comprehensive income, net of tax
effect of exchange rates	--	2,300

Comprehensive loss	$(1,669,180)	$(2,003,576)

Basic and diluted weighted average common
shares outstanding	9,871,569	9,112,009

Basic and diluted loss per common share
for continuing operations	$(0.17)	$(0.19)

Basic and diluted loss per common share
for discontinued operations	$--	$(0.03)

Basic and diluted loss per common share	$(0.17)	$(0.22)

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Six Months Ended
	June 30,
	2005	2004

Cost and expenses:
General and administrative	$2,273,740	$3,829,454
Depreciation	9,850	3,834
Exploration	150,880	--
Total cost of sales and expenses	2,434,470	3,833,288

Loss from operations	(2,434,470)	(3,833,288)

Other income
Other income	134,270	33,965
Total other income	134,270	33,965

Loss from continuing operations	(2,300,200)	(3,799,323)
Discontinued operations, net of tax	--	(703,179)
Net loss	(2,300,200)	(4,502,502)

Imputed preferred stock dividends for inducements and
beneficial conversion charges	--	(521,482)

Preferred stock dividend	(48,975)	(56,975)

Net loss applicable to common shares	(2,349,175)	(5,080,959)

Other comprehensive loss, net of tax
effect of exchange rates	--	(282,856)

Comprehensive loss	$(2,349,175)	$(5,363,815)

Basic and diluted weighted average common
shares outstanding	9,636,420	8,927,699

Basic and diluted loss per common share
for continuing operations	$(.24)	$(0.49)

Basic and diluted loss per common share
for discontinued operations	$--	$(0.08)

Basic and diluted loss per common share	$(.24)	$(0.57)

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities
Net loss	$(2,300,200)	$(4,502,502)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,850	3,834
Stock and warrants issued for services and interest	834,775	150,594
Changes in assets and liabilities
From discontinued operations	--	1,264,561
Prepaid expenses	(313,044)	(62,012)
Accounts payable and accrued liabilities	201,904	37,302

	733,488	1,394,279

Net cash used in operating activities	(1,566,712)	(3,108,223)

Cash flows from investing activities
Repayment of loans from discontinued operating entity	--	3,658,252
Increase in fixed assets	(5,345)	--
Increase in non-current of discontinued operating entity	--	(3,004,632)
Increase in oil and gas properties	(8,755,835)	--

Net cash provided by (used in) investing activities	(8,761,180)	653,620

Cash flows from financing activities
From discontinued operations	--	3,258,378
Proceeds from exercise of warrants and issuance of stock, net
of issue costs of $48,862 & $50,000	248,527	499,999
Payment of dividends	(48,975)	(31,488)

Net cash provided by financing activities	199,552	3,726,889

Effect of exchange rates on cash	--	(282,856)

Net increase (decrease) in cash and cash equivalents	(10,128,340)	989,430
Cash and cash equivalents- beginning of year	17,433,424	7,588,439

Cash and cash equivalents - end of period	$7,305,084	$8,577,869

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Cash Flows

Supplemental disclosure of non-cash activity:

During the six months ended June 30, 2005 the Company had the following transactions:

The Company issued 12,828 shares of common stock for settlement of accrued liabilities of $10500 at December 31, 2004.

The Company issued 450,000 shares of common stock, valued at $837,000 and 200,000 warrants valued at $251,949 in conjunction with a purchase of a 25% interest in Piceance Gas Resources, LLC.

The Company agreed to issue 412,962 shares of common stock (281,222 were issued at June 30, 2005) valued at $631,006, and 206,481 warrants valued at $161,922, in conjunction with the purchase of oil and gas properties.

The Company agreed to issue 287,500 shares to three consultants of the Company valued at $905,625 for services, $110,250 of which has been capitalized in oil and gas properties.

$282,500 of capital expenditures are included in accounts payable at June 30, 2005.

The Company agreed to issue 10,776 shares of common stock valued at $39,400 for services rendered by the outside directors.

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

The Company (i) issued warrants valued at $48,697 to consultants; (ii) issued 5,626 share of common stock valued at $23,329 to consultants; and (iii) issued 5,955 shares of common stock valued at $28,500 for services rendered by the outside directors.

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

The Company accrued dividends to preferred stockholders of $25,487 at June 30, 2004.

TETON ENERGY CORPORATION

Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The June 30, 2005 financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements include the accounts of the Company and its wholly owned subsidiaries. Prior to July 1, 2004 the unaudited financial statements also included a pro-rata consolidation of the Company's 35.3% interest in ZAO Goloil, a Russian closed joint-stock company (‘Goloil”). The Company sold all of its interest in Goloil effective July 1, 2004 (See note 4). At the time of sale, Goloil’s activities represented all of the oil and gas operating activities of the Company. As a result, the activities of Goloil have been reported as “discontinued operations” for all periods presented. The unaudited financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's financial statements for the year ended December 31, 2004, as reported in the Company's Form 10-K. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year.

Note 2 - Earnings Per Share

All potential dilutive securities have an antidilutive effect on earnings (loss) per share and accordingly, basic and dilutive weighted average shares are the same.

Basic and diluted loss per common share from continuing operations includes the effects of preferred stock dividends.

Note 3 - Stock Options and Grants

At the annual meeting on March 19, 2003, the Company’s shareholders approved an employee stock option plan and authorized 25,000,000 shares of Common Stock for issuance thereunder. At the same annual meeting at which the 2003 Plan was adopted, the Company’s shareholders also approved a 1:12 reverse split. Although the Board of Directors believed that a reasonable interpretation of both actions indicated that since the 2003 Plan was adopted at the same shareholders meeting as the reverse split and further since there were no shares technically outstanding at the time of the reverse split’s approval, that no adjustment need be made to the plan, it nevertheless elected to take a conservative approach and to remove any ambiguity by asking the stockholders, at the Company’s 2005 annual meeting, to approve a total pool of 3,000,000 options available for grant under the 2003 plan. The stockholders approved the increase to 3,000,000 at the Company’s June 28, 2005 annual meeting.

During the first quarter of 2004, the Company issued 1,306,669 non-qualified options to employees, officers and directors valued at $3,243,406 using the Black-Scholes option-pricing model with the following assumptions: volatility of 55.2%, a risk-free rate of 4%, zero dividend payments, and a life of ten years. The Company also issued 108,331 incentive options to employees, officers and directors valued at $268,898 using the Black-Scholes option-pricing model under the same assumptions described above. During the second quarter of 2005, 45,000 options were issued to various employees of the Company under the 2003 Plan. Such options are exercisable at $3.11 per share. Such options vest over a three year period assuming the employees remain employees of the Company. Accordingly, the fair value of such shares will be recorded as an expense over the requisite service period for the employees.

At the Company’s June 28, 2005 annual meeting the stockholders also approved a Long Term Incentive Plan (the “LTIP”). The LTIP is a stock based compensation plan whereby up to 10% of the outstanding shares at the beginning of each plan year, except for the first year wherein 20% of the outstanding shares are available (not to exceed, in any three year period 35% of the outstanding shares of the Company) can be awarded to key employees. In most cases, awards will be linked to the performance of the Company as measured by:

a)	Increases in the Company’s annual production of crude oil and natural gas.
b)	Management’s efficiency and effectiveness.
c)	Increases in crude oil and natural gas reserves booked by the Company and reported in its annual report on Form 10-K.
d)	The Company’s ability to find and develop reserves at a cost that is competitive with the industry.
e)	Increases in the price of the Company’s common stock.

On July 26, 2005 the Compensation Committee finalized the award of 800,000 performance share units to the Company’s Executive Officers and Directors. The performance share units are conditioned on the participants’ remaining employed by the Company, will vest over three years and will be awarded on a sliding scale from 50% to 200% depending on the performance levels achieved by the Company in each of the three years.

At the annual meeting on July 16, 2004 the Company’s shareholders approved a stock compensation plan for non-employees. The maximum number of shares of Common Stock with respect to which awards can be granted is 1,000,000 shares. On April 5, 2005 the Board authorized the issuance of 140,000 restricted shares to the Company’s Chief Financial Officer, 112,500 restricted shares to the Company’s Legal Counsel and 35,000 restricted shares to a consultant providing land services on the Company’s acquisitions. The shares will be issued in the third quarter; however the Company has recorded such shares at their fair value on April 5, 2005 of $905,625 as if they were issued at June 30, 2005. The Company has capitalized $110,250 of such amount and the balance of $795,375 is included in 2005 general and administrative expenses.

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

	For the Three Months Ended
	June 30,
	2005	2004

Net loss - as reported	$(1,669,180)	$(2,005,876)
Add fair value of employee compensation expense	--	--

Net income (loss) per common share - pro forma	$(1,669,180)	($2,005,876)

Basic income (loss) per common share - as reported	$(0.17)	($ 0.22)

Basic income (loss) per common share - pro forma	$(0.17)	($ 0.22)

	For the Six Months Ended
	June 30,
	2005	2004

Net loss - as reported	$(2,349,175)	$(5,080,959)
Add fair value of employee compensation expense	--	(3,512,305)

Net income (loss) per common share - pro forma	$(2,349,175)	$(8,593,264)

Basic income (loss) per common share - as reported	$(0.24)	$(0.57)

Basic income (loss) per common share - pro forma	$(0.24)	$(0.96)

Note 4 - Sale of Goloil Shares

Effective July 1, 2004 the Company finalized its sale of Goloil to RussNeft, an Open Joint-Stock Company organized under the laws of the Russian Federation. Pursuant to the terms of the Sale and Purchase Agreement (the “Agreement”), RussNeft paid $8,960,000 for all of the Company’s shares of Goloil. In connection with the Agreement, the Company entered into a separate agreement with Goloil for repayment of all of the outstanding advances owed to the Company totaling $6,040,000, all of which had been repaid.

The Company’s loss from discontinued operations for the six and three months ended June 30, 2005 and 2004 is summarized as follows:

	For the Three Months Ended
	June 30,
	2005	2004

Sales	$--	$3,589,638
Cost of sales and expenses	--	3,746,934

Loss from operations	--	(157,296)
Other income (expense)
Interest expense	--	(110,685)

Net loss from discontinued operations	$--	$(267,981)

	For the Six Months Ended
	June 30,
	2005	2004

Sales	$--	$6,552,138
Cost of sales and expenses	--	7,089,101

Loss from operations	--	(536,963)
Other income (expense)
Interest expense	--	(166,216)

Net loss from discontinued operations	$--	$(703,179)

Note 5 - Investment in Piceance Gas Resources LLC

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

The purchase price for the membership interest in Piceance LLC was $5.25 million in cash, the issuance of 450,000 unregistered shares of the Company’s common stock, which had a fair market value of $837,000, and the issuance of warrants to purchase 200,000 shares of our common stock, exercisable for a period of five years at an exercise price of $2.00 per share. Assuming a volatility of 85%, a risk free interest rate of 3.71% and $0 dividends, the warrants had a fair value, using the Black Scholes method of valuation, of $252,000 at the date of issuance.

Pursuant to the terms of the operating agreement, the Company is obligated to fund its share of the construction of a road on the leased area and 8 wells to be drilled during 2005. The Company estimates that its cash commitment to Piceance LLC for 2005 which includes all of its mandatory obligations, to be $4,418,000, $788,000 of which had been spent at June 30, 2005.

As of July 27, 2005 Piceance LLC has drilled and completed two wells and begun the sale of natural gas.

The Company consolidates its investment in Piceance LLC, using pro rata consolidation, whereby the Company has included it’s 25% pro rata share of Piceance LLC’s assets, liabilities, revenues, expenses and oil and gas reserves in its financial statements.

Note 6 - Acquisition of Eastern Denver-Julesburg Acreage

The Company signed a binding Letter of Intent on December 17, 2004 and subsequently entered into a formal Purchase and Sale Agreement on January 10, 2005 with Apollo Energy, LLC and ATEC Energy Ventures, LLC to acquire certain undeveloped acreage in the Eastern Denver-Julesburg (“DJ”) Basin located in Nebraska. During the second quarter of 2005 the Company closed, in three different tranches, on leasehold interests covering over 180,000 acres. The properties carry a net revenue interest of approximately 82.3%.

The total purchase price paid for the acres was $ 2,890,744 in cash plus 412,962 in unregistered shares of common stock, valued at $631,000 and warrants to purchase 206,481 shares of common stock, exercisable at $1.75 per share for a period of three years with a fair value, using Black Scholes of $162,000 assuming a volatility of 82%, a risk free interest rate of 3.21% and $0 dividends.

Included in capitalized costs at June 30, 2005 is $367,000 in legal and due diligence costs incurred during the negotiation and acquisition of such properties and $110,250 which is the fair value of the shares issued to a consultant engaged to perform due diligence for the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues, and may include words or phrases such as “will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimate,”“projected,”“intends to,” or similar expressions, which are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results discussed in such forward-looking statements. There is absolutely no assurance that we will achieve the results expressed or implied in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, our ability to successfully implement our strategy to acquire additional oil and gas properties and our ability to successfully manage and operate our newly acquired oil and gas properties or any properties subsequently acquired by us as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2004 under the subsection “Caution Forward-Looking Statements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Management Discussion And Analysis

Overview

Teton Energy Corporation is an independent oil and gas exploration and production company with operations in the Rocky Mountain region of the U.S., which currently include a drilling program in the Piceance Basin in western Colorado of 6,300 acres (1,575 net to the Company) and a separate acreage play of over 186,000 acres in the eastern DJ basin. On June 28, 2005 Teton Petroleum Company changed its name to Teton Energy Corporation. Prior to July 1, 2004 Teton’s primary focus was oil and gas exploration, development and production in the Russian Federation and former Commonwealth of Independent States (“CIS”)(see Note 4 to the financial statements).

Financial highlights for the quarter ended June 30, 2005 include the following:

•
The Company has reduced its loss from continuing operations from $1,712,408 ($.19 per share) to $1,644,693 ($.17 per share). During the second quarter of 2005, the Company has recorded a $795,375 non cash expense in conjunction the issuance of stock to certain individuals deemed key to the successful transition from a Russian producer of oil and gas to a U.S. Rocky Mountain exploration and production company.

During the second quarter of 2005 Teton’s activities were focused in four areas:

•	Working with its Piceance LLC partners to drill and complete two wells on its acreage in the Piceance Basin of Colorado.

•	Finalizing its due diligence, and closing on the acquisition of over 180,000 acres in the eastern DJ basin.

•	Further evaluation and reduction of the Company’s cost structure.

•	Developing business plans for the drilling, development and exploration on the eastern DJ basin acreage.

2005 Operational and Financial Objectives - Update

During the second quarter of 2005, the Company continued its efforts to shift from its historic emphasis from Russia and the CIS to the Rocky Mountain region of the United States. To that end, the Company completed its due diligence and closed on the acquisition of over 180,000 acres in the eastern Denver-Julesburg basin. The Company also began drilling operations in the Piceance basin by drilling and completing, as producers, two natural gas wells.

The Company plans to consider and pursue additional acquisitions as appropriate based on its business plan. Thus, the Company may incur due diligence and legal expenses, which will be capitalized if the Company successfully completes an acquisition. If an acquisition is not successful, such costs will be included in its general and administrative expenses. In the second quarter of 2005, the Company devoted significant internal resources to evaluating and capturing acquisitions while also utilizing the services of outside technical, legal and accounting consultants.

Results of Operations for the Three Months Ended June 30, 2005

The Company had a net loss from continuing operations for the three months ended June 30, 2005 of $1,644,693 which is $67,715 less than the net loss from continuing operations for the same period in 2004. During the second quarter of 2005, the Company recorded a $795,375 non cash expense in conjunction the issuance of common stock to certain individuals deemed key to the successful transition from a Russian producer of oil to a U.S. Rocky Mountain exploration and production company. Second quarter general and administrative expense, exclusive of the expense associated with the stock issuance, decreased from $1,726,816 in 2004 to $786,368 in 2005, a decrease of 54%. During the second quarter of 2004 the Company was in ongoing negotiations with RussNeft regarding the sale of Goloil while it was continuing its oversight of its investment in Goloil. In addition the Company was actively pursuing acquisitions in Russia which ultimately did not close so the costs incurred were classified as general and administrative expenses. Since the agreement to sell Goloil was signed in the second quarter of 2004, the Company has reduced its ongoing general and administrative expenses by among other things, eliminating its Moscow, Steamboat and Houston offices, significantly reducing its investor relations-related costs and corporate personnel associated with its discontinued operations. Significant changes in general and administrative expenses for the three months ended June 30, 2005 compared to 2004 include:

•
Advertising and public relations and related consulting expenses decreased $191,000 in 2005 primarily due to the Company’s elimination of several consulting contracts in 2004 and the expenses and costs associated with termination of such contracts.

•	The Company expensed $87,000 in due diligence costs in 2004 related to acquisitions that were not completed.
•
The Company’s public company compliance expense and related legal and accounting expenses decreased $472,000 in 2005. Significant costs were incurred in 2004 related to the sale of Goloil, legal and accounting costs expensed on failed acquisitions and the costs to prepare the proxy to solicit votes for the sale of Goloil.

•	Franchise taxes, included in general and administrative expenses increased $127,000 in 2005, because of an increase in Delaware franchise taxes.
•	Travel and entertainment expenses have decreased $164,000 in 2005 as the Company no longer incurs the significant costs of traveling to Russia.
•	Compensation paid to employees has decreased $175,000 in 2005 because the Company has reduced its number of employees by five.

Exploration expenses for 2005 relate to delay rentals and geological and geophysical expenses incurred by the Company during the second quarter on the eastern DJ basin leases.

Other income in 2005 includes interest income from the cash balances maintained. The Company expects to continue to streamline its costs in the future.

Results of Operations for the Six Months Ended June 30, 2005

The Company had a net loss from continuing operations for the six months ended June 30, 2005 of $2,300,200 which is $1,499,123 less than the net loss from continuing operations for the same period in 2004. During 2005, the Company recorded a $795,375 non cash expense in conjunction the issuance of common stock to certain individuals deemed key to the successful transition from a Russian producer of oil to a U.S. Rocky Mountain exploration and production company. General and administrative expense for the six months ended June 30, 2005, exclusive of the expense associated with the stock issuance, decreased from $3,829,454 in 2004 to $1,478,365 in 2005, a decrease of 61%. During 2004 the Company was in ongoing negotiations with RussNeft regarding the sale of Goloil while it was continuing its oversight of its investment in Goloil. In addition the Company was actively pursuing acquisitions in Russia which ultimately did not close so the costs incurred were classified as general and administrative expenses. Since the agreement to sell Goloil was signed in the second quarter of 2004, the Company has reduced its ongoing general and administrative expenses by among other things, eliminating its Moscow, Steamboat and Houston offices, significantly reducing its investor relations-related costs and corporate personnel associated with its discontinued operations. Significant changes in general and administrative expenses for the three months ended June 30, 2005 compared to 2004 include:

•
Advertising and public relations and related consulting expenses decreased $759,000 in 2005 primarily due to the fact that the Company eliminated several consulting contracts in 2004 and expensed the costs to terminate such contracts.

•	The Company expensed $227,000 in due diligence costs in 2004 compared to $40,000 in 2005 related to acquisitions that were not completed.
•
The Company’s public company compliance expense and related legal and accounting expenses decreased $546,000 in 2005. Significant costs were incurred in 2004 related to the sale of Goloil, legal and accounting expense incurred on failed acquisitions and costs to prepare the proxy to solicit votes for the sale of Goloil.

•	Franchise taxes, included in general and administrative expenses increased $26,000 in 2005, because of an increase in Delaware franchise taxes.
•	Travel and entertainment expenses have decreased $171,000 in 2005 as the Company no longer incurs the significant costs of traveling to Russia.
•
Compensation paid to employees has decreased $533,000 in 2005 because the Company has reduced its number of employees by five, severance costs included in 2004 expense and a reduction in bonuses paid to managers.

Exploration expenses for 2005 relate to delay rentals and geological and geophysical expenses incurred by the Company during the second quarter on the eastern DJ basin leases that were acquired in April.

Other income in 2005 includes interest income from the cash balances maintained. The Company expects to continue to streamline its costs in the future.

Discontinued Operations

See Note 4 for a summary of the loss from discontinued operations. The Company considered the sale of Goloil to be effective July 1, 2004. Accordingly the operating activities of Goloil for the three and six months ended June 30, 2004 have been included in the Company’s June 30, 2004 unaudited statement of operations as a net loss from discontinued operations.

Liquidity and Capital Resources

The Company had a cash balance of $7,305,084 at June 30, 2005 and a working capital surplus of $6,833,393.

The Company estimates that its cash commitment to Piceance LLC for the remainder of 2005 will total $3.63 million. Such commitment includes the drilling of seven additional wells and construction of an access road. In addition, the Company anticipates capital expenditures relating to the acquisition and processing and evaluation of seismic data on its DJ basin acreage totaling $900,000. The Company will utilize its working capital to meet its 2005 commitments. If the Company’s drilling program continues to be successful in the Piceance, the Company could participate in the drilling of an additional 20 wells in 2006, depending on rig availability and other factors. In addition, the Company’s business plan includes drilling a minimum of two wells on the Denver Julesburg properties in 2006. The business plan for Piceance LLC includes using commercial bank financing, when practical.

The Company is currently analyzing potential capital sources and options in order to fund its anticipated future capital needs.

If the Company is unable to borrow funds on acceptable terms, the Company may raise funds through additional equity offerings in order to meet its future capital needs.

Sources and Uses of Funds

Historically, Teton’s primary source of liquidity has been cash provided by equity offerings. Such offerings may continue to play an important role in financing Teton’s business. In addition, the Company may seek to establish a borrowing facility with one or more banks, most likely in the form of a revolving line of credit that could be used for development, drilling and other capital expenditures.

Cash Flows and Capital Expenditures

During the six months ended June 30, 2005 the Company used $2,240,006 in its operating activities. This amount compares to $3,108,223 used in operating activities in 2004.

During 2004, the Company received the reimbursement of advances totaling $3,658,252 pursuant to its agreement with RussNeft. During 2005 the Company used $8,755,835 in its investing activities related to the completion of its acquisition of the membership interest in Piceance LLC, the commencement of drilling and completion operations in the Piceance and on acquiring the DJ acreage.

During 2005 certain members of PGR exercised 148,688 warrants, purchasing common shares of the Company for net proceeds to the company of $248,527 net of fees paid to the American Stock Exchange for the issuance of such shares and related warrants. During 2004, the Company received $449,999 from the sale of preferred stock, in addition, the Goloil borrowed $3,258,378 from RussNeft primarily to finance Goloil’s capital expenditure program.

Income Taxes, Net Operating Losses and Tax Credits

At June 30, 2005 the Company since inception has a net operating loss (“NOL”) carryforward for U.S. income tax purposes of approximately $14,000,000. Such NOL is subject to U.S. Internal Revenue Code Section 382 limitations. For losses incurred prior to 2004, utilization of the NOL is limited to approximately $900,000 per annum.

Subsequent Events

During July 2005 138,000 shares of Series A preferred stock were converted to shares of Common stock.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” The Company have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Successful Efforts Method of Accounting

The Company accounts for its crude oil exploration and natural gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Reserve Estimates

Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Impairment of Oil and gas Properties

The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its developed proved properties and compares such future cash flows to the carrying amount of the proved properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, The Company will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and gas properties.

Pro Rata Consolidation

As is common in the oil and gas industry, the Company uses pro rata consolidation for its investment in partnerships and, under certain circumstances, limited liability corporations (“LLC”). In making such determination the Company will review the LLC operating agreement to determine if the characteristics of the LLC are more like a corporation or more like a partnership. The Company currently pro rata consolidates its 25% interest in Piceance LLC, because, as of June 30, 2005, Management believes that to be the most meaningful presentation. Of particular significance, to Management, is the fact that the Company can require the LLC to distribute to the Company, in exchange for its interest in Piceance LLC, a 25% working interest in the Piceance properties, subject to the liabilities of Piceance LLC once the mandatory operations are completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. To the extent we borrow or finance our activities we will be exposed to interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control.

The Company is exposed to interest rate risk primarily through any borrowing activities it may undertake. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

The Company has no current borrowings.

The Company has not and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Prior to July 1, 2004, the Company conducted business primarily in Russia. Therefore, changes in the value of Russia’s currency affected the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Execution Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Offer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

The Company reported the following changes to the Company’s audit committee involving the internal controls over financial reporting for complex equity transactions: Since December 31, 2004 the Principal Accounting Officer has received training on the accounting for “complex accounting transactions” and the Company has identified consultants that can provide expertise when necessary.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting March 31, 2005 and ending June 30, 2005 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

The Company issued 281,225 restricted shares of stock to Apollo Energy, LLC and ATEC Energy Ventures, LLC and issued warrants to purchase 140,661 shares of common stock at an exercise price of $1.75 in conjunction with the purchase of unproved properties in the DJ Basin. This transaction was not registered under the Securities Act of 1933, as amended (the “Act”) in reliance on an exemption from registration under Section 4(2) of the Act based on the limited number of purchasers, their sophistication in financial matters, and their access to information concerning the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 28, 2005. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions, as to each such matter were as follows:

Proposal 1: All five nominees for directors listed in the Company’s 2005 proxy statement were elected. The number of votes cast for each nominee was as follows:

Karl F. Arleth	7,548,050	Shares In Favor	83,570	Shares Withheld
John T. Connor, Jr.	7,578,602	Shares In Favor	53,018	Shares Withheld
Thomas F. Conroy	7,547,379	Shares In Favor	84,241	Shares Withheld
H. Howard Cooper	7,469,473	Shares In Favor	162,147	Shares Withheld
James J. Woodcock	7,582,387	Shares In Favor	49,233	Shares Withheld

Proposal 2: The proposal to appoint Ehrhardt Keefe Steiner & Hottman PC as independent auditors to examine the Company’s financial statements for the fiscal year ending December 31, 2005 was ratified by the following vote:

For	Against	Abstain
7,580,559	580	50,481

Proposal 3: The proposal to change the Company’s name from Teton Petroleum Company to Teton Energy Corporation was approved by the following vote:

For	Against	Abstain
7,587,224	10,195	34,201

Proposal 4: The proposal to amend the Teton Petroleum Company 2003 Employee Stock Option Plan to increase the number of shares of Common Stock that are authorized and reserved for issuance from 2,083,000 to 3,000,000 shares was approved by the following vote:

For	Against	Abstain
2,884,644	785,700	106,961

Proposal 5: The proposal to approve the Teton Petroleum 2005 Long Term Incentive Plan was approved by the following vote:

For	Against	Abstain
2,889,462	776,937	110,906

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS:

Exhibits

10.1 Certificate of Amendment to the Company’s Certificate of Incorporation Changing the Company’s Name from Teton Petroleum Company to Teton Energy Corporation.

10.2 Series C Designation and Rights Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 8, 2005).

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

TETON ENERGY CORPORATION

Date: August 12, 2005	By:	/s/ Karl F. Arleth
Karl F. Arleth President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Patrick A. Quinn
Patrick A. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)