Form 10-Q
period 2005-09-30
TETON ENERGY CORP
filed 2005-11-14
CIK 1131072

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from                            to

Commission file number: 001-31679

TETON ENERGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1482290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

(303) - 565-4600
(Registrant’s Telephone Number including area code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 7, 2005, 11,303,745 shares of the issuer’s common stock were outstanding.

TETON ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

TETON ENERGY CORPORATION

Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,969,202	$17,433,424
Trade accounts receivable	127,470	—
Advances to operator	226,651	—
Prepaid expenses and other assets	184,642	100,917
Total current assets	8,507,965	17,534,341

Non-current assets
Oil & Gas properties (using successful efforts method of accounting)
Proved	981,435	—
Unproved	10,564,322	—
Wells in progress	210,277	—
Facilities in progress	30,681	—
Fixed assets	69,993	64,621
Total property and equipment	11,856,708	64,621
Less accumulated depreciation and depletion	(96,628)	(12,397)
Net property and equipment	11,760,080	52,224
Other assets	—	25,000
Total non-current assets	11,760,080	77,224

Total assets	$20,268,045	$17,611,565
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$572,639	$411,745
Royalties and payroll taxes payable	117,385	—
Total current liabilities	690,024	411,745

Long-term liability
Asset retirement obligation	2,543	—

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 25,000,000 shares authorized, 0 and 281,460 issued and outstanding at September 30, 2005 and December 31, 2004. Liquidation preference at September 30, 2005 and December 31, 2004 of $0 and $1,248,838, respectively	—	281
Common stock, $0.001 par value, 250,000,000 shares authorized, 11,162,245 and 9,130,257 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	11,162	9,130
Additional paid-in capital	43,134,078	37,657,686
Accumulated deficit	(23,569,762)	(20,467,277)
Total stockholders’ equity	19,575,478	17,199,820

Total liabilities and stockholders’ equity	$20,268,045	$17,611,565

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended
	September 30,
	2005	2004

Oil and gas sales	$229,594	$—

Cost of sales and expenses:
Lease operating expenses	3,000	—
Production taxes	16,086	—
General and administrative	771,951	521,140
Depletion, depreciation and amortization	74,381	3,481
Exploration	216,209	—
Total cost of sales and expenses	1,081,627	524,621

Loss from operations	(852,033)	(524,621)

Other income
Other income	49,748	36,495
Total other income	49,748	36,495

Loss from continuing operations	(802,285)	(488,126)

Discontinued operations, net of tax	—	13,804,517

Net income (loss)	(802,285)	13,316,391

Preferred stock dividend	(12,481)	(24,487)

Net income (loss) applicable to common shares	(814,766)	13,291,904

Other comprehensive income, net of tax effect of exchange rates (net of reclassification adjustments of $0 and $615,900)	—	(615,900)

Comprehensive income (loss)	$(814,766)	$12,676,004

Basic and diluted weighted average common shares outstanding	10,578,974	9,121,094

Basic and diluted loss per common share for continuing operations	$(0.08)	$(0.06)

Basic and diluted income per common share for discontinued operations	$—	$1.51

Basic and diluted income (loss) per common share	$(0.08)	$1.46

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended
	September 30,
	2005	2004

Oil and gas sales	$229,594	$—

Cost of sales and expenses:
Lease operating expenses	3,000	—
Production taxes	16,086	—
General and administrative	3,045,691	4,350,594
Depletion, depreciation and amortization	84,231	7,315
Exploration	367,089	—
Total cost of sales and expenses	3,516,097	4,357,909

Loss from operations	(3,286,503)	(4,357,909)

Other income
Other income	184,018	70,460
Total other income	184,018	70,460

Loss from continuing operations	(3,102,485)	(4,287,449)

Discontinued operations, net of tax	—	13,101,338

Net income (loss)	(3,102,485)	8,813,889

Imputed preferred stock dividends for inducements and beneficial conversion charges	—	(521,482)

Preferred stock dividend	(61,456)	(81,462)

Net income (loss) applicable to common shares	(3,163,941)	8,210,945

Other comprehensive loss, net of tax effect of exchange rates (net of reclassification adjustments of $0 and $615,900)	—	(898,756)

Comprehensive income (loss)	$(3,163,941)	$7,312,189

Basic and diluted weighted average common shares outstanding	9,954,057	8,996,498

Basic and diluted loss per common share for continuing operations	$(0.32)	$(0.54)

Basic and diluted income per common share for discontinued operations	$—	$1.46

Basic and diluted income (loss) per common share	$(0.32)	$0.91

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities

Net income(loss)	$(3,102,485)	$8,813,889

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	84,231	7,315
Gain on sale of discontinued operations	—	(13,804,517)
Stock and warrants issued for services and interest	834,775	162,594
Changes in assets and liabilities
From discontinued operations	—	1,740,268
Trade accounts receivable	(127,470)	—
Prepaid expenses and other current assets	(83,725)	(96,387)
Accounts payable and accrued liabilities	(1,956)	55,176
Royalties and payroll taxes payable	117,385	—
Advances to operator	(226,651)	—
	596,589	(11,935,551)
Net cash used in operating activities	(2,505,896)	(3,121,662)

Cash flows from investing activities
Proceeds from sale of discontinued operations net of taxes	—	7,933,450
Repayment of loans from discontinued operating entity	—	6,040,000
Increase in fixed assets	(5,372)	(28,421)
Increase in non-current of discontinued operating entity	—	(3,004,632)
Increase in oil and gas properties	(9,593,707)	—
Decrease in other assets	—	—

Net cash provided by (used in) investing activities	(9,599,079)	10,940,397

Cash flows from financing activities
From discontinued operations	—	3,258,378
Proceeds from exercise of warrants and issuance of stock, net of issue costs of $48,862 & $50,000	2,702,209	499,999
Payment of dividends	(61,456)	(56,975)

Net cash provided by financing activities	2,640,753	3,701,402

Effect of exchange rates on cash and cash equivalents	—	(898,756)

Net increase (decrease) in cash and cash equivalents	(9,464,222)	10,621,381

Cash and cash equivalents - beginning of year	17,433,424	7,515,994

Cash and cash equivalents - end of period	$7,969,202	$18,137,375

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Cash Flows

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2005, the Company had the following transactions:

The Company issued 12,828 shares of common stock to outside directors for settlement of accrued liabilities of $10,500 at December 31, 2004.

The Company issued 281,460 shares of common stock upon the conversion of 281,460 shares of preferred stock.

The Company issued 450,000 shares of common stock, valued at $837,000 and 200,000 warrants valued at $251,949 in conjunction with a purchase of a 25% interest in Piceance Gas Resources, LLC.

The Company issued 412,962 shares of common stock valued at $631,006, and 206,481 warrants valued at $161,922, in conjunction with the purchase of acreage in the eastern Denver-Julesburg Basin.

The Company issued 287,500 shares to three consultants of the Company valued at $905,625 for services, $110,250 of which has been capitalized in oil and gas properties.

$173,350 of capital expenditures are included in accounts payable at September 30, 2005.

The Company issued 10,776 shares of common stock valued at $39,400 for services rendered by the outside directors.

The Company recorded an asset retirement obligation in the amount of $2,543, with a corresponding increase to oil and gas properties.

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

The Company (i) issued warrants valued at $48,697 to consultants; (ii) issued 5,626 shares of common stock valued at $23,329 to consultants; and (iii) issued 13,098 shares of common stock valued at $46,000 for services rendered by the outside directors.

Approximately $1,317,000 of capital expenditures for discontinued operations were included in accounts payable at June 30, 2004 and approximately $1,786,000 of capital expenditures were in accounts payable at December 31, 2003 for a decrease during the six months ended June 30, 2004 of $469,000.

The Company converted 463,207 shares of preferred stock, plus dividends of 37,057 shares, into 500,264 shares of common stock.

The Company issued 50,000 warrants valued at $22,863 in settlement of accrued liabilities at December 31, 2003.

The Company accrued dividends to preferred stockholders of $24,487 at September 30, 2004.

TETON ENERGY CORPORATION

Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The September 30, 2005 financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company consolidates its investment in Piceance Gas Resources, LLC, a Colorado limited liability company (“Piceance LLC”), using pro rata consolidation, whereby the Company has included its 25% pro rata share of Piceance LLC’s assets, liabilities, revenues, expenses and oil and gas reserves in its financial statements. Prior to July 1, 2004 the unaudited financial statements also included a pro-rata consolidation of the Company’s 35.3% interest in ZAO Goloil, a Russian closed joint-stock company (‘Goloil”).  The Company sold all of its interest in Goloil effective July 1, 2004 (See note 5).  At the time of sale, Goloil’s activities represented all of the oil and gas operating activities of the Company.  As a result, the activities of Goloil have been reported as “discontinued operations” for all periods presented.  The unaudited financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company’s financial statements for the year ended December 31, 2004, as reported in the Company’s Form 10-K. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year.

Note 2 - Earnings Per Share

All potential dilutive securities have an antidilutive effect on earnings (loss) per share and accordingly, basic and dilutive weighted average shares are the same.

Basic and diluted loss per common share from continuing operations includes the effects of preferred stock dividends.

Note 3 – Stockholders’ Equity

The terms of the certificate of designation for the Company’s Preferred Stock include “automatic conversion” to Common Stock once the Company’s Common Stock averaged $6.00 per share for a period of 30 days.  On September 23, 2005, the Company notified holders of its Series A Preferred Stock and its Series B Preferred Stock (the “Preferred Stock”) that their shares of Preferred Stock would be automatically converted into shares of the Company’s Common Stock effective September 30, 2005, as such condition had been met.

Also during the nine months ended September 30, 2005, 576,459 warrants were exercised, purchasing common shares of the Company for net proceeds to the Company of $2,702,209.

On June 2, 2005, the Board of Directors of the Company declared a dividend distribution of one Preferred Stock Purchase Right (each a “Right” and collectively the “Rights”) for each outstanding share of Common Stock, $0.001 par value (“Common Stock”), of the Company. The distribution was paid as of June 14, 2005 (the “Record Date”), to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s Series C Preferred Stock, $0.001 par value at a price of $22.00, subject to adjustment on the occurrence of certain events which generally involve a person acquiring 15% of the Company’s Common Stock without the permission of the Board of Directors.  The description and terms of the Rights are set forth in the Rights Agreement dated as of June 3, 2005, between the Company and Computershare Investor Services, LLC, as Rights Agent.

Note 4 - Stock Options and Grants

During the first quarter of 2004, the Company issued 1,306,669 non-qualified stock options to employees, officers and directors valued at $3,243,406 using the Black-Scholes option-pricing model with the following assumptions: volatility of 55.2%, a risk-free rate of 4%, zero dividend payments and a life of ten years.  During the first quarter of 2004, the Company also issued 108,331 incentive stock options to employees, officers and directors valued at $268,898 using the Black-Scholes option-pricing model under the same assumptions described above.  These options were issued at an exercise price of $3.60 per share and vested immediately. These options were issued pursuant to the Company’s 2003 Employee Stock Compensation Plan (the “2003 Plan”).

During the second quarter of 2005, the Company issued 45,000 stock options to various employees of the Company under the 2003 Plan.  These options are exercisable at $3.11 per share and vest over a three-year period, assuming the employees remain in the Company’s employ.  These stock options are valued at $118,529 using the Black-Scholes option-pricing model with the following assumptions: volatility of 109.46%, a risk-free rate of 4%, zero dividend payments and a life of ten years. Beginning on January 1, 2006, when the Company adopts Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”

which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the fair value of such shares will be recorded as an expense over the requisite service period for the employees.

On October 14, 2005, the Company filed a registration statement on Form S-8 registering the shares underlying options issued pursuant to the 2003 Plan.

At the Company’s June 28, 2005 annual meeting the stockholders approved a Long Term Incentive Plan (the “LTIP”).   The LTIP is a performance-based compensation plan whereby up to 10% of the outstanding shares at the beginning of each plan year, except for the first year wherein 20% of the outstanding shares are available (not to exceed, in any three year period, 35% of the outstanding shares of the Company) can be awarded to certain employees, directors and consultants.  In most cases, awards will be linked to the performance of the Company as measured by performance metrics that, at the time of the grants, are deemed necessary by the Compensation Committee of the Board of Directors for the creation of shareholder value.

On July 26, 2005 the Compensation Committee finalized the award of 800,000 performance share units to the Company’s Executive Officers and Directors.  The performance share units are conditioned on the participants remaining employed by the Company, will vest over three years and will be awarded on a sliding scale from 50% to 200%, depending on the performance levels achieved by the Company.

At the annual meeting on July 16, 2004 the Company’s shareholders approved a stock-based compensation plan for non-employees (the “2004 Plan”).  The maximum number of shares of Common Stock with respect to which awards can be granted is 1,000,000 shares.  On April 5, 2005 the Board authorized the issuance of 140,000 restricted shares to the Company’s Chief Financial Officer, 112,500 restricted shares to the Company’s Legal Counsel and 35,000 restricted shares to a consultant providing land services on the Company’s acquisitions.  The shares were not formally issued to the consultants until the third quarter; however the Company recorded such shares at their fair value on April 5, 2005 of $905,625 as if they were issued at June 30, 2005.  The Company has capitalized $110,250 of such amount and the balance of $795,375 is included in 2005 general and administrative expenses.

Both the 2003 Plan and the 2004 Plan were terminated upon shareholder approval of the LTIP at the Company’s 2005 annual meeting; however, grants made under these plans remain outstanding until exercised or terminated pursuant to each plan’s terms.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for stock options issued to employees, officers and directors under the stock option plan. Had compensation cost for the Company’s options issued to employees, officers and directors been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and basic income (loss) per common share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended
	September 30,
	2005	2004

Net income (loss) applicable to common shares - as reported	$(814,766)	$13,291,904

Add fair value of employee compensation expense	(9,877)	—
Net income (loss) per common share - pro forma	$(824,643)	13,291,904

Basic and diluted income(loss)per common share - as reported	$(0.08)	$1.46

Basic and diluted income(loss)per common share - pro forma	$(0.08)	$1.46

	For the Nine Months Ended
	September 30,
	2005	2004

Net income (loss) applicable to common shares - as reported	$(3,163,941)	$8,210,945

Add fair value of employee compensation expense	(9,877)	(3,512,305)
Net income (loss) per common share - pro forma	$(3,173,818)	$4,698,640

Basic and diluted income(loss)per common share - as reported	$(0.32)	$0.91

Basic and diluted income(loss)per common share - pro forma	$(0.32)	$0.52

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

The Company’s income from discontinued operations for the three months ended September 30, 2005 and 2004 are summarized as follows:

	For the Three Months Ended
	September 30,
	2005	2004

Gain on sale of Goloil stock, net of Tax of $181,000	$—	$13,804,517
Income from discontinued operations	$—	$13,804,517

The Company’s income from discontinued operations for the nine months ended September 30, 2005 and 2004 are summarized as follows:

	For the Nine Months Ended
	September 30,
	2005	2004
Sales	$—	$6,552,138
Cost of sales and expenses	—	7,072,272
Loss from operations	—	(520,134)
Other income (expense):
Interest expense	—	(166,216)
Net loss from discontinued operations, Before tax	—	(686,350)
Income tax	—	(16,829)
Net loss from discontinued operations, before Gain on disposal	—	(703,179)
Gain on sale of Goloil stock, net of Tax of $181,000	—	13,804,517

Income from discontinued operations	$—	$13,101,338

Note 6- Investment in Piceance Gas Resources LLC

On February 15, 2005, the Company signed a membership interest purchase agreement with PGR Partners, LLC (“PGR”) whereby the Company acquired 25% of the membership interest in Piceance LLC.  Piceance LLC owns certain oil and gas rights and leasehold assets covering approximately 6,300 acres in the Piceance Basin in western Colorado. The properties owned by Piceance LLC carry a net revenue interest of 78.75%.

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

Pursuant to the terms of the operating agreement, the Company is obligated to fund its share of the construction of a road on the leased area and 8 wells to be drilled during 2005.  The Company estimates that its cash commitment to Piceance LLC for 2005 which includes all of its mandatory obligations, to be $ 4,300,000.  At September 30, 2005 the Company had funded $1,273,000 of its anticipated obligation.

As of November 1, 2005 Piceance LLC had drilled and completed two wells, begun the sale of natural gas and was in the process of drilling three additional wells.

Note 7- Acquisition of Eastern Denver-Julesburg Basin Acreage

The Company signed a binding Letter of Intent on December 17, 2004 and subsequently entered into a formal Purchase and Sale Agreement on January 10, 2005 with Apollo Energy, LLC and ATEC Energy Ventures, LLC to acquire certain undeveloped acreage in the eastern Denver-Julesburg (“DJ”) Basin located in Nebraska. During the second quarter of 2005 the Company closed, in three different tranches, on leasehold interests covering over 186,000 acres.  The properties carry a net revenue interest of approximately 82.3%.

The total consideration for the acres was $3,683,744, consisting of $ 2,890,744 in cash plus 412,962 in unregistered shares of common stock valued at $631,000 and warrants to purchase 206,481 shares of common stock, exercisable at $1.75 per share for a period of three years with a fair value, using Black Scholes of $162,000 assuming a volatility of 82%, a risk-free interest rate of 3.21% and $0 dividends.

Included in capitalized costs at September 30, 2005 is $367,000 in legal and due diligence costs incurred during the negotiation and acquisition of such properties and $110,250 which is the fair value of the shares issued to a consultant engaged to perform due diligence for the Company.

Note 8 – Termination of Consulting Contract

On October 5, 2005, in connection with the resignation of a former Officer and Director of the Company, the existing consulting agreement between the Company and the Officer was replaced with a severance agreement.  The severance agreement provides that such former Officer and Director will receive a severance benefit equal to one-year’s salary, paid monthly.  The severance payments may be terminated by the Company under certain circumstances prior to the total severance being paid.  This severance benefit, totaling $216,000, was accrued at September 30, 2005, as the Company and the former Officer and Director had agreed upon and were committed to all of the basic terms of such severance agreement as of such date.

The severance agreement also includes the conditions under which the Officer can sell his shares through December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues, and may include words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “projected,” “intends to,” or similar expressions, which are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results discussed in such forward-looking statements. There is absolutely no assurance that we will achieve the results expressed or implied in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, our ability successfully to implement our strategy to acquire additional oil and gas properties and our ability successfully to manage and operate our newly acquired oil and gas properties or any properties subsequently acquired by us as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2004 under the subsection ”Caution Forward-Looking Statements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and “Risk Related to our Business” in our Registration Statement on Form S-3 filed the Securities and Exchange Commission on October 17, 2005,, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Management Discussion And Analysis

Overview

Teton Energy Corporation is an independent oil and gas exploration and production company with operations in the Rocky Mountain region of the U.S., which currently include a drilling program in the Piceance Basin in western Colorado on 6,300 acres (1,575 net to the Company) and a separate acreage play of over 186,000 acres in the eastern DJ Basin.  On June 28, 2005 Teton Petroleum Company changed its name to Teton Energy Corporation. Prior to July 1, 2004 Teton’s primary focus was oil and gas exploration, development and production in the Russian Federation and former Commonwealth of Independent States (“CIS”)(see Note 5 to the financial statements).

Financial highlights for the quarter ended September 30, 2005 include the following:

•                  Piceance LLC began the production and sale of natural gas on July 28, 2005 resulting in revenue of $229,594 from the sale of 38,339 mcf net to the Company.  The Company’s loss from continuing operations increased from $488,126 ($.06 per share) to $802,285 ($.08 per share).  The 2005 loss from continuing operations includes exploration expenses of $216,209 primarily incurred on the eastern DJ and a $216,000 accrual for severance expense to be paid to a former Officer and Director of the Company over the next year.

During the third quarter of 2005 Teton’s activities were focused in the following areas:

•                  Drilling and completing two wells on its acreage in the Piceance Basin of Colorado which, combined, are currently producing 2.6mmcf per day (gross) or .51mmcf per day (net).

•                  Commence the drilling of four other wells in the Piceance Basin, two of which are at total depth.

•                  Further evaluation and reduction of the Company’s cost structure.

•                  Negotiating a severance agreement with a former Officer and Director of the Company.

•                  Beginning the exploration program and development of a business plan for the drilling, development and future exploration on the eastern DJ Basin acreage.

2005 Operational and Financial Objectives – Update

During the third quarter of 2005, the Company continued its efforts to shift from its historic emphasis on Russia and the CIS to the Rocky Mountain region of the United States.  To that end, the Company began its exploration program on over 192,000 acres in the eastern DJ Basin.  The Company also continued drilling operations in the Piceance Basin by drilling and completing, as producers, two natural gas wells.

The Company plans to consider and pursue additional acquisitions as appropriate based on its business plan.  Thus, the Company may incur due diligence and legal expenses, which will be capitalized if the Company successfully completes an acquisition.  If an acquisition is not successful, such costs will be included in its general and administrative expenses in the year in which such expenses are incurred.  In the second quarter of 2005, the Company devoted significant internal resources to evaluating and capturing acquisitions while also utilizing the services of outside technical, legal and accounting consultants.

Results of Operations for the Three Months Ended September 30, 2005

The Company had a net loss from continuing operations for the three months ended September 30, 2005 of $802,285 which is $314,159 more than the net loss from continuing operations for the same period in 2004.

Oil and gas production net to the Company’s interest were 38,339 mcf resulting in $229,594 in oil and gas sales, at an average price of $5.99 for the quarter (price received for September 2005 production was $7.27).  The Company’s price received is net of fuel, gathering, transportation and marketing fees totaling $38,499 ($1.00 per mcf).

Lease operating expenses for the period were $3,000 and production taxes were $16,086 (or 7% of revenues) net to the Company resulting in operating income from oil and gas activities from Piceance LLC of $210,508 before depreciation and depletion, exploration costs, general and administrative expenses and other income.

During the third quarter general and administrative expense increased from $521,140 during 2004 to $771,951 for 2005.  During the third quarter, the Company accrued $216,000 in severance pay relating to the termination of a former Officer and Director’s consulting contract.  The Company and the former Officer and Director had agreed upon and were committed to all of the basic terms as of September 30, 2005. The written agreement was finalized and signed on October 5, 2005.  Other significant changes in general and administrative expenses for the three months ended September 30, 2005 compared to 2004 include:

•                  Corporate communication expenses increased $105,192 during the third quarter of 2005.  The Company had discontinued virtually all of its former CIS consulting contracts in the second quarter of 2004 while it invested its cash in North America.  During the third quarter of 2005 the Company increased its corporate communications program, which, among other things, included attending two industry trade events.

•                  Legal, accounting and public company expense increased $188,640 from the third quarter of 2004 to 2005 primarily due to the expenses incurred finalizing the severance agreement with a former Officer and Director and preparation of the registration statements for the Company’s warrants on Form S-3 and for its options on Form S-8.

•                  The Company’s due diligence costs decreased $87,809 from the third quarter of 2004 to 2005, due to decreased acquisition review in 2005.

•                  Such increases in expenses have been offset by a decrease in continuing general and administrative expenses, because the Company centralized its offices and employees into its Denver headquarters.

During the third quarter of 2005, the Company incurred $216,209 in exploration expenses, primarily on its DJ Basin properties, relating to delay rentals and geological and geophysical expenses.

Other income in 2005 includes interest income from the cash balances maintained.  The Company expects to continue to streamline its costs in the future.

Results of Operations for the Nine Months Ended September 30, 2005

The Company had a net loss from continuing operations for the nine months ended September 30, 2005 of $3,102,485 which is $1,184,964 less than the net loss from continuing operations for the same period in 2004.

Oil and gas production net to the Company’s interest were 38,339 mcf resulting in $229,594 in oil and gas sales, at an average price of $5.99 for the quarter (price received for September 2005 production was $7.27).  The Company’s price received is net of fuel, gathering, transportation and marketing fees totaling $38,499 ($1.00 per mcf).

Lease operating expenses for the period were $3,000 and production taxes were $16,086 (or 7% of revenues) net to the Company resulting in net operating income from oil and gas activities from Piceance LLC of $210,508 before depreciation and depletion, exploration costs, general and administrative expenses and other income.

General and administrative expenses decreased from $4,350,594 incurred in the first nine months of 2004 to $3,045,691 in 2005.  During the second quarter of 2005, the Company recorded $795,375 of stock compensation, a non-cash expense in conjunction the issuance of common stock to certain individuals deemed key to the successful transition from a Russian producer of oil to a U.S. Rocky Mountain exploration and production company.  General and administrative expense for the nine months ended September 30, 2005, exclusive of the expense associated with the stock issuance, decreased $2,100,278 in 2005, a decrease of 48%.

During 2004 the Company was in ongoing negotiations with RussNeft regarding the sale of Goloil while it was continuing its oversight of its investment in Goloil.  In addition the Company was actively pursuing acquisitions in Russia which ultimately did not close so the costs incurred were classified as general and administrative expenses.  Since the agreement to sell Goloil was signed in the second quarter of 2004, the Company has reduced its ongoing general and administrative expenses by among other things, eliminating its Moscow, Steamboat and Houston offices, significantly reducing its investor relations-related costs and corporate personnel associated with its discontinued operations.  Significant changes in general and administrative expenses for the nine months ended September 30, 2005 compared to 2004 include:

•                  Advertising and public relations and related consulting expenses decreased $689,780 in 2005 primarily due to the fact that the Company eliminated several consulting contracts in the second quarter of 2004 and expensed the costs to terminate such contracts during such quarter.

•                  The Company expensed $298,268 in due diligence costs in 2004 compared to $24,006 in 2005 related to acquisitions that were not completed.

•                  The Company’s public company compliance expense and related legal and accounting expenses increased $392,052 in 2005.  Significant costs were incurred in 2004 related to the sale of Goloil, legal and accounting expense incurred on failed acquisitions and costs to prepare the proxy to solicit votes for the sale of Goloil.  Significant costs incurred in 2005 include costs incurred in respect to the establishment of the shareholders rights plan, the Long Term Incentive Plan, the preparation of three registration statements and circumstances surrounding the departure of a former Officer and Director of the Company.

•                  Franchise taxes, included in general and administrative expenses increased $42,813 in 2005, because of an increase in Delaware franchise taxes.

•                  Travel and entertainment expenses have decreased $197,629 in 2005 as the Company no longer incurs the significant costs of traveling to Russia.

•                  Compensation paid to employees has decreased $636,409 in 2005 because the Company has reduced its number of employees from 11 to 5, severance costs included in 2004 expense and a reduction in bonuses paid to Officers.

Exploration expenses for 2005 relate to delay rentals and geological and geophysical expenses incurred by the Company during the second quarter, primarily on the eastern DJ Basin leases that were acquired in April.

Other income in 2005 includes interest income from the cash balances maintained.

Discontinued Operations

See Note 5 for a summary of the loss from discontinued operations.  The Company considered the sale of Goloil to be effective July 1, 2004.  Accordingly the operating activities of Goloil for the three and nine months ended September 30, 2004 have been included in the Company’s September 30, 2004 unaudited statement of operations as a net loss from discontinued operations.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $7,969,202 at September 30, 2005 and a working capital surplus of $7,817,941.

The Company estimates that its cash commitment to Piceance LLC for the remainder of 2005 will be approximately  $3.0 million.  Such commitment includes the drilling of seven additional wells and partial construction of an access road.  In addition, the Company anticipates additional expenditures relating to delay rentals and the acquisition and processing and evaluation of seismic data on its DJ Basin acreage totaling an additional $600,000.  The Company will utilize its working capital to meet its 2005 commitments.  In addition, subsequent to September 30, 2005, the Company filed a registration statement relating to over 5,000,000 common shares underlying warrants previously issued in respect of financings.  Subsequent to September 30, 2005, in October, the Company received cash totaling $680,681 from the exercise of warrants.  The majority of the warrants are exercisable at $6 per share.  The Company cannot reasonably estimate the proceeds that may be received by virtue of the exercise of the warrants during the fourth quarter.

If the Company’s drilling program continues to be successful in the Piceance, the Company could participate in the drilling of at least an additional 16-20 wells in 2006, depending on rig availability and other factors.  In addition, the Company’s business plan includes drilling a minimum of five wells on its DJ Basin properties in 2006.  The 2006 and beyond business plan for Piceance LLC includes using commercial bank financing, when available and practical.

The Company is currently analyzing potential capital sources and options in order to fund its anticipated future capital needs.

If the Company is unable to borrow funds on acceptable terms, the Company may raise funds through additional equity offerings in order to meet its future capital needs.

There are no assurances that the Company will be successful in raising capital from either the debt or equity markets.

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

Cash Flows and Capital Expenditures

During the nine months ended September 30, 2005 the Company used $2,505,896 in its operating activities.  This amount compares to $3,121,662 used in operating activities in 2004.

During 2004, the Company received the reimbursement of advances totaling $6,040,000 pursuant to its agreement with RussNeft and, net of expenses and taxes, $7,933,450 from the sale of Goloil.

During 2005 the Company used $9,599,079 in its investing activities related to the completion of its acquisition of the membership interest in Piceance LLC, the commencement of drilling and completion operations in the Piceance and on acquiring the DJ Basin acreage.

During 2005, 576,459 warrants were exercised, purchasing common shares of the Company for net proceeds to the Company of $2,702,209 net of fees paid to the American Stock Exchange for the issuance of such shares and related warrants.  During 2004, the Company received $449,999 from the sale of preferred stock.  In addition, Teton’s share of Goloil borrowings was $3,258,378 from RussNeft in 2004 primarily to finance Goloil’s capital expenditure program.

Income Taxes, Net Operating Losses and Tax Credits

The Company, since inception, has a net operating loss (“NOL”) carryforward for U.S. income tax purposes.  At September 30, 2005, such NOL totaled approximately $15,000,000.   Such NOL is subject to U.S. Internal Revenue Code Section 382 limitations.  For losses incurred prior to 2004, utilization of the NOL is limited to approximately $900,000 per annum.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our financial statements.

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

Reserve Estimates

Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretations and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Impairment of Oil and Gas Properties

The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in their carrying value. The Company estimates the expected future cash flows of its developed proved properties and compares such future cash flows to the carrying values of the proved properties to determine if the carrying value is recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying value of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require us to record an impairment of the carrying values associated with oil and gas properties.

Pro Rata Consolidation

As is common in the oil and gas industry, the Company uses pro rata consolidation for its investment in partnerships and, under certain circumstances, limited liability companies (“LLC”).  In making such determination the Company will review the LLC operating agreement to determine if the characteristics of the LLC are more like a corporation or more like a partnership.  The Company currently pro rata consolidates its 25% interest in Piceance LLC, because, as of September 30, 2005, management   believes that to be the most meaningful presentation.  Of particular significance to management is the fact that the Company can require the LLC to distribute to the Company, in exchange for its interest in Piceance LLC, a 25% working interest in the Piceance properties, subject to the liabilities of Piceance LLC, once the mandatory operations are completed.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

No change.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period starting June 30, 2005 and ending September 30, 2005 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

During the third quarter, 427,771 warrants were exercised, purchasing common shares of the Company for net proceeds to the Company of $2,453,682.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS:

Exhibits

10.1 Confirmation of Grant of Stock Option, dated as of May 23, 2005.

10.2 Confirmation of Grant of Stock Option, dated as of May 23, 2005.

10.3 Confirmation of Grant of Stock Option, dated as of April 9, 2003.

10.4 Confirmation of Grant of Stock Option, dated as of March 31, 2004.

10.5 Form of 2005 Long-Term Incentive Plan 2005 Performance Share Unit Award Agreement, Employees and Directors.

10.6 Form of 2005 Long-Term Incentive Plan 2005 Performance Share Unit Award Agreement, Patrick A. Quinn.

10.7 Form of Stock Option Agreement Between Teton Energy Corporation and Howard Cooper.

10.8 Letter Agreement dated as of October 6, 2005, between H. Howard Cooper and Teton Energy Corporation.

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

TETON ENERGY CORPORATION

Date: November 11, 2005	By:	/s/ Karl F. Arleth
Karl F. Arleth,
President and
Chief Executive Officer

Date: November 11, 2005	By:	/s/ Patrick A. Quinn
Patrick A. Quinn,
Chief Financial Officer
(Principal Financial
and Accounting Officer)