Form 10-Q/A
period 2006-03-31
TETON ENERGY CORP
filed 2006-05-18
CIK 1131072

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

410 17th Street — Suite 1850
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 565-4600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b—2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of May 11, 2006, 12,061,902 shares of the issuer’s common stock were outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q originally filed on May 11, 2006, to amend two minor typographical errors in our financial statements as a result of the Edgarization process and one other minor typographical error in the notes to our financial statements.  The typographical errors do not affect the previous consolidated results reported on May 11, 2006.  There are no other changes and all other information included in the original on Form 10-Q, as filed on May 11, 2006, remains unchanged.

TETON ENERGY CORPORATION

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets March 31, 2006 (Unaudited) and December 31, 2005

Unaudited Consolidated Statements of Operations and Comprehensive Loss Three months ended March 31, 2006 and 2005

Unaudited Consolidated Statements of Cash Flows Three months ended March 31, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

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

SIGNATURES

PART I. FINANCIAL INFORMATION

TETON ENERGY CORPORATION

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,538,669	$7,064,295
Trade accounts receivable	92,653	247,769
Advances to operator	161,394	224,429
Prepaid expenses and other assets	47,449	137,729
Total current assets	9,840,165	7,674,222

Non-current assets
Oil & Gas properties (using successful efforts method of accounting)
Proved	1,708,575	1,717,213
Unproved	7,679,176	10,636,279
Wells in progress	4,351,894	2,105,884
Facilities in progress	124,292	120,554
Fixed assets	71,045	71,045
Total property and equipment	13,934,982	14,650,975
Less accumulated depreciation and depletion	(289,468)	(193,702)
Net property and equipment	13,645,514	14,457,273
Total non-current assets	13,645,514	14,457,273

Total assets	$23,485,679	$22,131,495

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,665,867	$1,281,457
Accrued liabilities	93,924	297,351
Accrued payroll and severance	384,359	396,589
Accrued royalties	—	94,403
Accrued franchise taxes payable	117,025	62,025
Deposit on sale of assets	—	300,000
Accrued liability of discontinued operations	—	255,000
Total current liabilities	2,261,175	2,686,825

Long-term liability
Asset retirement obligation	3,895	3,851

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 11,868,543 and 11,329,652 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	11,868	11,329
Additional paid-in capital	46,482,070	43,929,216
Accrued unvested stock based compensation	489,023	—
Accumulated deficit	(25,762,352)	(24,499,726)
Total stockholders’ equity	21,220,609	19,440,819
Total liabilities and stockholders’ equity	$23,485,679	$22,131,495

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

TETON ENERGY CORPORATION

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities

Net loss	$(1,262,625)	$(655,507)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	95,766	4,897
Unvested Stock compensation accrued for services, net of stock returned	331,523	—
Changes in assets and liabilities
From discontinued operations	(255,000)	—
Trade accounts receivable	155,116	—
Prepaid expenses and other current assets	90,280	55,340
Accounts payable and accrued liabilities	(75,023)	(8,749)
Accrued Royalties, franchise, and payroll	(51,633)	—
Advances to operator	63,035	—
	354,064	51,488
Net cash used in operating activities	(908,561)	(604,019)

Cash flows from investing activities
Proceeds from sale of oil and gas properties	2,700,000	—
Increase in fixed assets	—	—
Increase in oil and gas properties	(2,027,957)	(5,298,325)
Increase in capitalized acquisition costs	—	(504,491)
Net cash provided by (used in) investing activities	672,043	(5,802,816)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of stock, net of issue costs of $0 & $13,000	2,710,892	284,377
Payment of dividends	—	(24,487)
Net cash provided by financing activities	2,710,892	259,890

Net increase (decrease) in cash and cash equivalents	2,474,374	(6,146,945)

Cash and cash equivalents - beginning of year	7,064,295	17,433,424

Cash and cash equivalents - end of period	$9,538,669	$11,286,479

Supplemental Cash Flow Information:
Non-cash Accruals for Awards in respect of LTIP	$489,023	$—

Reduction in Service Fees	$157,500	$—

Deposit applied to Oil & Gas Properties - Note 1	$300,000	$—

Capital Expenditures Included in Accounts Payable	$1,512,265	$—

Common Stock Issued for the Acquisition of Oil & Gas Properties	$—	$837,000

Warrants Issued for the Acquisition of Oil & Gas Properties	$—	$251,949

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION

Notes to Unaudited Consolidated Financial Statements

Note 1 — Organization and Summary of Significant Accounting Policies

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

Note 2 — Earnings per Share

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

Note 3 — Stockholders’ Equity

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

Note 4 — Stock-based Compensation

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

The fair value of restricted stock issued pursuant to the Company’s LTIP is determined based on the market value of our common stock on the grant date.  A summary of the status of our restricted stock activity granted under our LTIP for the three months ended March 31, 2006, is summarized below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at December 31, 2005	195	$6.06
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2006	195	$6.06

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

Note 5 — Commitments and Contingencies

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

Note 6 — Asset Retirement Obligations

We have applied the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  For the quarter ending March 31, 2006, we recorded $3,895 as the fair value of our estimated liability for the retirement of its oil and gas assets in the Piceance Basin of Colorado, along with a corresponding increase in the carrying value of the related oil and gas properties.

Note 7 — Derivative Instrument and Hedging Activities

Currently we do not use derivative financial instruments.

Note 8 — Subsequent Events

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

We recorded current compensation of $479,160 based on management’s current assessments of satisfaction of performance and service conditions for these awards during the quarter ended March 31, 2006.  The performance assessment is scored based on an evaluation of the degree of progress made in achieving each of threshold, base, and stretch objectives established by the Compensation Committee of our Board of Directors by yearend.  Our compensation expense will increase or decrease in subsequent quarters based on management’s progress toward the achievement of these objectives.  Improved performance during the subsequent quarters of the year will increase compensation expense in those quarters whereas diminished performance will reduce compensation expense in subsequent quarters.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q/A.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS:

Exhibits

10.1	Form of LTIP Administration Document — 2005 Awards, previously filed and incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed March 11, 2006.

10.2	Form of LTIP Administration Document — 2006 Awards, previously filed and incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed March 11, 2006.

10.3

Employment Agreement Between Teton Energy Corporation and Andrew M. Schultz, dated as of April 1, 2006, previously filed and incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed March 11, 2006.

10.4	Form of Restricted Stock Agreement, previously filed and incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed March 11, 2006.

10.5

Form of 2005 Long-Term Incentive Plan 2006 Performance Share Unit Award Agreement for Employees, previously filed and incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed March 11, 2006.

10.6

Form of 2005 Long-Term Incentive Plan 2006 Performance Share Unit Award Agreement for Directors, previously filed and incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed March 11, 2006.

10.7

Separation and Resignation Letter Agreement Among Teton Energy Corporation, Patrick A. Quinn and Quinn & Associates, P.C., dated March 31, 2006, previously filed and incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed March 11, 2006.

10.8

Purchase and Sale Agreement Between American Oil and Gas, Inc. and Teton Energy Corporation, dated as of April 10, 2006, previously filed and incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed March 11, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETON ENERGY CORPORATION

Date: May 16, 2006	By:	/s/ Karl F. Arleth
Karl F. Arleth,
President and
Chief Executive Officer

Date: May 16, 2006	By:	/s/ Thomas F. Conroy
Thomas F. Conroy,
Interim Chief Financial Officer
(Principal Financial
and Accounting Officer)