Form 10-Q
period 2007-09-30
TETON ENERGY CORP
filed 2007-11-13
CIK 1131072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes  ☐    No  ☑

As of November 9, 2007, 17,150,039  shares of the issuer’s common stock, $0.001 par value, were outstanding.

TETON ENERGY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TETON ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$3,857	$4,325
Trade accounts receivable	846	860
Advances to operator	—	401
Tubular inventory	149	149
Fair value of derivatives	331	403
Prepaid expenses and other assets	286	142
Deferred debt issuance costs - net	1,634	—
Total current assets	7,103	6,280
Non-current assets:
Oil and gas properties (using successful efforts method of accounting)
Proved	39,201	11,636
Producing facilities	6,845	690
Unproved	14,920	13,959
Wells in progress	3,042	8,492
Facilities in progress	—	1,364
Land	304	300
Fixed assets	254	243
Total property and equipment	64,566	36,684
Less accumulated depreciation and depletion	(4,520)	(1,912)
Net property and equipment	60,046	34,772
Deferred debt issuance costs - net	169	192
Total non-current assets	60,215	34,964
Total assets	$67,318	$41,244

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
	(in thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,018	$1,506
Accrued liabilities	3,433	4,227
Accrued payroll	85	891
Accrued purchase consideration	—	775
Deposit on sale of assets	1,000	—
8% senior subordinated convertible notes, net of discount of $8,485	515	—
Derivative contract liabilities	9,592	—
Total current liabilities	17,643	7,399
Long-term liabilities:
Long-term debt - senior secured bank debt	14,000	—
Asset retirement obligations	247	78
Total long-term liabilities	14,247	78
Total liabilities	31,890	7,477

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 17,150 and 15,181 shares issued and outstanding, respectively	17	15
Additional paid-in capital	70,478	60,837
Stock-based compensation	5,155	3,139
Accumulated deficit	(40,222)	(30,224)
Total stockholders’ equity	35,428	33,767
Total liabilities and stockholders’ equity	$67,318	$41,244

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Oil and gas sales	$1,114	$1,469	$3,015	$2,409

Operating expenses:
Lease operating expense	196	226	303	322
Production taxes	101	100	254	172
Exploration expense	123	39	737	254
General and administrative	1,766	1,334	5,826	4,383
Depreciation and depletion	1,479	643	2,608	1,069
Accretion expense from asset retirement obligations	14	9	34	9
Total operating expenses	3,679	2,351	9,762	6,209

Operating loss	(2,565)	(882)	(6,747)	(3,800)

Other income (expense):
Realized gain on natural gas derivative contracts	528	—	782	—
Unrealized gain (loss) on natural gas derivative contracts	126	—	(71)	—
Gain (loss) on derivative liabilities	1,935	—	(2,694)	—
Interest income	27	101	81	230
Interest expense	(1,003)	(16)	(1,349)	(16)
Total other income (expense)	1,613	85	(3,251)	214

Net loss	$(952)	$(797)	$(9,998)	$(3,586)

Weighted average common shares outstanding	16,897	13,884	16,201	12,515

Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.62)	$(0.29)

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Operating activities:
Net loss	$(9,998)	$(3,586)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and depletion	2,608	1,069
Debt issuance cost amortization	335	12
Accretion expense from asset retirement obligations	34	9
Accrued stock based compensation - net of stock returned (2006)	2,016	1,364
Non-cash loss on derivative liabilities	2,694	—
Unrealized loss on natural gas derivative contracts	71	—
Amortization of debt discount on 8% senior subordinated convertible notes	515	—
Changes in assets and liabilities
Discontinued operations	—	(255)
Trade accounts receivable	14	(911)
Advances to operator	—	(1,901)
Tubular inventory	—	(149)
Prepaid expenses and other assets	(144)	(30)
Accounts payable and accrued liabilities	800	(95)
Accrued payroll	(806)	205
Cash used in operating activities	(1,861)	(4,268)

Investing activities:
Proceeds from sale of oil and gas properties	111	2,700
Deposit on sale of oil and gas properties	1,000	—
Purchase of fixed assets	(11)	(149)
Development of oil and gas properties	(28,303)	(8,975)
Acquisition of oil and gas properties	—	(3,486)
Cash used in investing activities	(27,203)	(9,910)

Financing activities:
Proceeds from issuance of common stock and warrants - net of offering costs	4,500	10,833
Proceeds from exercise of options/warrants and issuance of stock	2,019	4,804
Proceeds from 8% senior subordinated convertible notes	9,000	—
Borrowings from senior bank credit facility	14,000	—
Debt issuance costs from bank debt and 8% senior subordinated convertible notes	(923)	(205)
Cash provided by financing activities	28,596	15,432

(Decrease) increase in cash and cash equivalents	(468)	1,254
Cash and cash equivalents - beginning of year	4,325	7,064
Cash and cash equivalents - end of period	$3,857	$8,318

Supplemental disclosure of non-cash activity:
Accrued stock-based compensation	$2,016	$1,521
Reduction in accounting service fees	—	(157)
Deposit applied to oil and gas properties	—	300
Advances to operators applied to oil and gas properties	401	—
Accrued purchase consideration recorded as oil and gas properties	—	2,729
Capital expenditures included in accounts payable and accrued liabilities	4,850	1,984
Asset retirement obligation additions and revisions associated with oil and gas properties	135	30
Placement agent warrants recorded as equity issuance costs	190	—
Placement agent warrants recorded as debt issuance costs	1,023	—
Reclassification of derivative liabilities to stockholder’s equity	3,124	—

Supplemental disclosure of cash activity:
Interest paid in cash	292	—

See notes to unaudited consolidated financial statements.

TETON ENERGY CORPORATION AND SUBSIDARIES
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

Interim Reporting

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), they do not necessarily include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are normal and recurring in nature, considered necessary to present fairly the Company’s financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. For a more complete understanding of the Company’s operations, financial position and accounting policies, these consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the SEC on March 19, 2007.

In the course of preparing the consolidated financial statements, the Company’s management makes various assumptions, judgments, and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts reported.

The more significant areas requiring the use of assumptions, judgments, and estimates relate to volumes of natural gas and oil reserves used in calculating depletion, the amount of expected future cash flows used in determining possible impairments of oil and gas properties, the amount of accrued capital expenditures used in such calculations, non-cash stock-based compensation expense related to awards made under the Company’s Long Term Incentive Plan, approved by the Company’s stockholders in June 2005 (the “LTIP”), estimates of oil and gas sales and related operating expenses for which operator statements and vendor invoices have not yet been received and the fair value of derivative liabilities.

Principles of Consolidation

The consolidated financial statements include the accounts of all of the Company’s wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

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

The volume of natural gas sold may differ from the volume to which the Company is entitled based on its working interest. When this occurs, a gas imbalance is deemed to exist. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owner(s) to recoup its entitled share through future production. Natural gas imbalances can arise on properties for which two or more owners have the right to take production “in-kind.” In a typical gas balancing arrangement, each owner is entitled to an agreed-upon percentage of a property’s total production; however, at any given time, the amount of natural gas sold by each owner may differ from its allowable percentage. Two principal accounting practices have evolved to account for natural gas imbalances. These methods differ as to whether revenue is recognized based on the actual sale of natural gas (sales method) or an owner’s entitled share of the current period’s production (entitlement method). The Company has elected to use the sales method. If the Company used the entitlement method, the Company’s future reported revenue may be materially different than those reported under the sales method.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2007, there were no gas imbalances with respect to the Company’s oil and gas operations.

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

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory, which will ultimately determine the accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature. In this case an allocation of costs to the exploratory and development segments is required. Delineation seismic costs incurred to select development locations within an oil and gas field are typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate that portion of the seismic costs to expense. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the Company’s operational results reported when the Company enters a new exploratory area in an effort to find an oil and gas field that will be the focus of future development drilling activity.

The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial, which will result in additional exploration expense when incurred. In addition, in the event that wells do not produce economic quantities of oil and or gas an impairment event may occur and part or all of the costs capitalized at that point in time will be expensed.

Derivative Financial Instruments

Derivative financial instruments, as defined in Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be freestanding or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets.

The Company uses derivative financial instruments to hedge exposures to oil and gas production cash-flow risks. All derivatives are recognized on the balance sheet and measured at fair value. The Company reviews estimated fair values of the derivative contracts as reported by the counterparties to the contract, and also independently assesses the fair value of derivative contracts and records the changes in the fair value at each reporting period. For derivative contracts that do not qualify as cash flow hedges, changes in the derivative contracts’ fair value are recorded as unrealized gains and losses on derivative contracts in the consolidated statements of operations. The Company does not have any derivative contracts that qualify as cash flow hedges. The Company recognizes realized gains and losses under other income and expense in its consolidated statements of operations.

The Company also uses various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the market price of the Company’s common stock, $.001 par value per share (the “Common Stock”). These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required initially and subsequently to measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to earnings until such time as the instruments are permitted to be classified in stockholders’ equity.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company estimates fair values of derivative financial instruments using various valuation techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate valuation technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative financial instruments, such as freestanding warrants, the Company uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to estimate the fair value of these instruments. For complex derivative financial instruments, such as embedded conversion options, the Company uses a flexible Monte Carlo simulation valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to estimate the fair value of these more complex instruments. For forward contracts that require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the use of estimates that change over the term of the instrument. In addition, option-based valuation techniques are highly volatile and sensitive to changes in the market price of our Common Stock, which has a high historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income (loss) will reflect the volatility in these estimate and assumption changes.

As of September 30, 2007, derivative financial instruments classified as a component of current liabilities consist of the fair value of financing warrants to purchase 3,600,000 shares of the Company’s Common Stock that do not achieve all of the requisite conditions for equity classification. These freestanding derivative financial instruments arose in connection with the Company’s financing arrangement consisting of $9.0 million 8.0% Senior Subordinated Convertible Notes (the “Convertible Notes”) and warrants to purchase 3,600,000 shares of the Company’s common Stock at a $5.00 strike price for a period of five years (the “Warrants”) that is more fully discussed in Note 4.

During the three and nine months ended September 30, 2007, the Company incurred gains and losses from the valuation adjustments to derivative contract liabilities as follows:

Changes in fair value of derivative contract liabilities

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(in thousands)
Derivative Financial Instruments:
Financing warrants	$1,935	$475
Compound embedded derivative	—	(307)
Other warrants	—	(561)
	1,935	(393)
Day-one loss from derivative allocation	—	(2,301)
(Gain) loss or derivative contract liabilities	$1,935	$(2,694)

The Company’s derivative contract liabilities as of September 30, 2007, and the Company’s derivative expenses arising from fair value adjustments during the three and nine months ended September 30, 2007 are significant to the Company’s consolidated financial statements. The magnitude of the derivative expense reflects the following:

(1) During the period (May 16, 2007 to September 30, 2007) that our derivative liabilities were classified as liabilities, the trading price of our Common Stock, which significantly affects the fair value of our derivative contract liabilities, experienced a material price increase from $4.66 to $4.75.

(2) During May 2007, the Company entered into the Convertible Notes and Warrants financing arrangement, more fully discussed in Note 4. In connection with the Company’s accounting for this financing arrangement, the Company recognized a day-one derivative loss related to the valuation of the derivative instruments arising from the arrangement. This means that the fair value of the bifurcated compound derivative financial instrument and Warrants exceeded the net proceeds that the Company received from the arrangement and the Company was required to record a loss to record the derivative financial instruments at fair value. The loss that the Company recorded amounted to $2.3 million. The Company did not enter into any other financing arrangements during the three and nine-month periods ending September 30, 2007 that reflected day-one losses.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant valuation assumptions:

The following tables set forth the significant assumptions, or ranges of assumptions, underlying the valuation of derivative financial instruments:

Freestanding Warrants:

	Inception	Reclassification	Quarter
	Dates (a)	Date (a)	End
Trading market value	$4.66 — $4.67	$5.11	$4.75
Strike prices	$1.75 — $5.00	$1.75 — $4.35	$5.00
Estimated term (years)	0.88 — 6.78	0.77 — 6.66	4.63
Estimated volatility	43.46% — 85.04%	39.01% — 80.07%	66.70%
Risk-free rates	4.62% — 4.82%	4.95% — 5.02%	4.23%

(a) See Note 4 for pertinent information regarding the origination of freestanding warrants that were classified or reclassified as derivative liabilities. The inception and reclassification date assumptions include those applied to freestanding warrants that were reclassified from stockholders’ equity. See also Note 6.

Compound Derivative:

	Inception	Reclassification
	Date (b)(c)	Date (b)(c)

Trading market value	$4.66	$5.11
Conversion price	$5.00	$5.00
Equivalent term (years)	1.00	.885
Equivalent volatility	43.67% — 45.50%	43.29% — 50.63%
Equivalent risk-adjusted interest rate	8.42% — 9.00%	8.42% — 9.00%
Equivalent credit-risk adjusted yield	13.67% — 22.67%	13.67% — 22.67%

(b) See Note 4 for pertinent information regarding the origination of compound embedded derivative financial instruments. On June 28, 2007, the compound embedded derivative financial instruments were reclassified to stockholders’ equity in accordance with EITF 06-07, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in SFAS No. 133,” (“EITF 06-07”).

(c) Equivalent assumption amounts and percentages reflect the net results of multiple simulations that the Monte Carlo simulation methodology applies to multiple data points in the ranges of the underlying assumptions.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s financial statements as of September 30, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This standard requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. SFAS No. 157 does not require any new fair value measurements, but will remove inconsistencies in fair value measurements between various accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating this pronouncement for any impact that it might have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

Note 2 — Earnings per Share

Basic earnings (net loss) per common share (“EPS”) are computed by dividing net income (net loss) by the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Currently, all potential dilutive securities have an anti-dilutive effect on EPS and accordingly, basic and dilutive weighted average shares are the same. As of September 30, 2007, a total of 11.1 million shares of dilutable securities have been excluded from the calculation of EPS, as the effect of including these securities would be anti-dilutive, as follows:

Potential Dilutive Securities as of September 30, 2007
(shares)
Convertible Notes	1,800,000
LTIP performance share units	1,825,236
LTIP performance-vesting restricted Common Stock	540,000
LTIP restricted Common Stock	202,333
Stock options	1,523,067
Warrants	5,242,366
Total	11,133,002

Note 3 - Acquisition and Disposition of Oil and Gas Properties

On January 27, 2006, the Company closed an Acreage Earning Agreement (the “Earning Agreement”) with Noble Energy, Inc. (“Noble”), with an effective date of December 31, 2005. Teton received $3.0 million from Noble and recorded this payment as a reduction in its investment in its Denver-Julesburg (“DJ”) Basin oil and gas properties. On December 21, 2006, Noble earned a 75% working interest in the Company’s DJ Basin properties by drilling and completing 20 wells in the acreage covered by the Earning Agreement. Teton is entitled to 25% of the net revenues applicable to those first 20 wells. After completion of the first 20 wells, the Earning Agreement provided that Teton and Noble would split all costs associated with future drilling and development according to each party’s working interest percentage.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

On May 5, 2006, the Company closed a definitive agreement with American Oil and Gas, Inc. (“American”), acquiring a 25% working interest in approximately 87,192 gross acres, or 16,024 net acres, in the Williston Basin located in North Dakota for a total purchase price of $6.2 million. The Company paid American $2.5 million at closing and an additional $3.7 million prior to June 1, 2007 for American’s 50% share of drilling and completion costs applicable to two new wells. In addition to the obligation to fund American’s share, the Company was also obligated to pay its 25% share of drilling and completion costs of such wells. As of September 30, 2007, the Company satisfied its entire obligation to American.

In May 2007, the Company acquired approximately 12,000 gross and net acres in the Big Horn Basin in the state of Wyoming with a 100 percent working interest for approximately $900,000. The Company will serve as the operator for this project.

On May 1, 2007, the Company sold 50% of its working interest in its Frenchman Creek undeveloped leasehold interest in the DJ Basin to an undisclosed third party, for approximately $110,900. The Company recorded this transaction as a reduction of its investment in the undeveloped leasehold interest. The Company had acquired this acreage position during 2006.

On October 1, 2007, the Company closed on an Asset Exchange Agreement (the “Exchange Agreement”) with Delta Petroleum Corporation (“Delta”). The Exchange Agreement provided for an effective date of July 1, 2007. Pursuant to the Exchange Agreement the Company sold to Delta a 12.5% working interest position, or one-half of its 25% working interest position, in certain oil and gas rights and leasehold assets covering 6,314 gross acres in the Piceance Basin in Western Colorado held by the Company, in exchange for (i) $33.0 million in cash, subject to industry standard adjustments to be determined within 90 days after closing; and (ii) all of Delta’s rights, title and interest in certain proved producing oil and gas properties and undeveloped acreage located in the DJ Basin, which Teton has valued at approximately $5.0 million.

Teton will be reimbursed by Delta for expenses that Teton incurs in respect to the transferred interest in the Piceance properties, net of any revenue Teton collects on Delta’s behalf relative to the same transferred interest, from the effective date of July 1, 2007 through final post-closing settlement. In addition, Teton will receive its acquired interest share of the DJ property revenue, net of expenses that Delta has either received or paid, also through final post-closing settlement. Expenses referred to herein include capital expenditures as well as recurring expenses. The initial closing adjustments included $3.3 million paid to Teton on October 1, 2007. The Company is in the process of allocating the purchase price of DJ properties acquired.

The following pro forma financial information is presented for illustrative purposes only. This financial information does not purport to indicate the future results that the Company will experience.

If the Company had closed on this transaction on September 30, 2007, the Company would have recorded an estimated $17.5 million gain on the sale of oil and gas properties as follows:

(in thousands)
Gross cash sales price	$33,000
Estimated fair value of oil and gas properties acquired including asset retirement obligations	5,200
Purchase price adjustments including reimbursement of certain capital expenditures	3,306
Less:
Estimated transaction costs	1,422
Asset retirement obligation assumed with acquired properties	200
Asset retirement obligation assumed by purchaser with properties sold	(101)
Carrying value of properties sold as of September 30, 2007	22,482
Estimated gain on sale of oil and gas properties as of September 30, 2007	$17,503

The effect of this transaction, as estimated, would have had the following effect on the Company’s September 30, 2007 balance sheet:

	Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2007
	Historical	Pro Forma Adjustments	Pro Forma
	(in thousands)
Cash	$3,857	$35,306	$39,163
Total current assets	7,103	35,192	42,295
Total long term assets	60,215	(17,283)	42,932
Total assets	$67,318	$17,909	$85,227

Current liabilities	$17,643	$307	$17,950
Long-term liabilities	14,247	99	14,346
Stockholders’ equity	35,428	17,503	52,931
Total liabilities and stockholders equity	$67,318	$17,909	$85,227

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

If the Company had closed on the transaction effective July 1, 2007, the effective date, the estimated impact on its operations for the nine months ended September 30, 2007, excluding the above estimated gain on sale of oil and gas properties, is as follows:

	Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2007
	Historical	Pro Forma Adjustments	Pro Forma
	(in thousands, except per share amounts)
Revenue	$3,015	$306	$3,321
Total operating expenses	9,762	23	9,785
Operating loss	(6,747)	283	(6,464)
Net loss	$(9,998)	$283	$(9,715)

Basic and diluted weighted average Common Shares outstanding	16,201		16,201

Basic and diluted loss per common share	$(0.62)		$(0.60)

Note 4 —8% Senior Subordinated Convertible Notes

On May 16, 2007, the Company closed on a financing consisting of $9.0 million face value of 8% senior subordinated convertible notes (the “Convertible Notes”) due May 16, 2008, and warrants to purchase 3,600,000 shares of the Company’s Common Stock at a $5.00 strike price for a period of five years (the “Warrants”). The Warrants include a cashless exercise feature. Net proceeds from the sale of the Convertible Notes and Warrants amounted to $8.3 million after fees and expenses. The Convertible Notes bear interest at 8% per annum which is payable on a quarterly basis on July 1, October 1, January 1 and April 1, beginning July 1, 2007, either in cash or Common Stock at the Company’s option. The Convertible Notes were initially convertible into Common Stock at a conversion price of $5.00 per share subject to adjustment at maturity to a then market-indexed rate. The conversion feature also provided full-ratchet anti-dilution protection in the event of sales of shares or other share-indexed instruments below the conversion price. The Convertible Notes are unsecured but provide for penalties in the event of default. In addition, on May 18, 2007, the Company issued to the placement agent, which acted in connection with this offering, warrants to purchase 360,000 shares of the Company’s Common Stock at a $5.00 strike price with a term of five years. The fair value of the placement agent’s warrants was $1.0 million using the Black-Scholes-Merton valuation technique and was initially recorded as deferred debt issuance costs in the Company’s consolidated balance sheet.

The Company evaluated the terms and conditions embedded in the Convertible Notes for indications of features that were not clearly and closely related to debt-associated risk and concluded that the conversion feature, share-indexed interest feature, anti-dilution protections and certain default features required compounding and bifurcation as a derivative liability in accordance with SFAS No. 133. In addition, the financing and placement agent’s warrants did not meet all the conditions for equity classification on their transaction inception dates and required liability classification. Since derivative financial instruments are initially and subsequently measured at fair value, the Company allocated financing proceeds to those instruments plus other financing components, as follows.

(in thousands)
Fair value of derivative financial instruments:
Financing warrants	$11,194
Compound embedded derivative	1,129
Day-one loss from derivative allocation	(2,301)
Direct financing costs	(1,732)
Net proceeds	$8,290

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

On June 28, 2007, the Company amended the Convertible Notes with the holders to, among other things, change the conversion terms at maturity from a variable conversion price to a fixed $5.00 conversion price as the floor at maturity and modify the anti-dilution protections to fix the $5.00 price as the floor. While the amendment did not give rise to an extinguishment of the original Convertible Notes, the Company concluded that the Convertible Notes met the Conventional Convertible Debt Exemption criteria which provides for classification of the compound-embedded derivative in stockholders’ equity. In addition, the removal of the variable conversion price resulted in reclassification of the placement agent’s warrants and certain other warrants to stockholders’ equity; the Warrants continue to require classification as derivative contract liabilities in the Company’s consolidated balance sheet. Subsequent to the amendment, the principal amount of the Convertible Notes is convertible into 1.8 million shares of the Company’s Common Stock.

Accounting for the reclassifications in accordance with EITF 06-7 resulted in the Company adjusting the instruments to fair value on the amendment date and reclassifying the adjusted balances to stockholders’ equity without any adjustment to the carrying value or amortization of the host debt instrument. Details for these reclassifications are provided in Note 6.

The $9.0 million debt component of the Convertible Notes was initially recorded net of debt issuance discount of $9.0 million. The debt issuance discount is being amortized to interest expense over the one year life of the Convertible Notes using the effective interest method. The Company recorded $352,000 and $515,000 of debt discount amortization during the three and nine months ended September 30, 2007, respectively.

Deferred debt issuance costs of $1.6 million associated with the Convertible Notes are included in current assets as of September 30, 2007 and are being amortized to interest expense using the effective interest method. The Company recorded $68,000 and $99,000 of amortization during the three and nine months ended September 30, 2007, respectively.

Note 5 — Long-Term Debt

Long-term debt consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Senior Bank Credit Facility	$14,000	$—

BNP Paribas Credit Facility

On June 15, 2006, the Company entered into a $50.0 million senior revolving credit facility (the “Credit Facility”) with BNP Paribas as administrative agent, sole lead arranger, and sole book runner. The original maturity date of the Credit Facility was June 15, 2010.

The Credit Facility provided for as much as $50.0 million in borrowing capacity, depending upon a number of factors, such as the projected value of the Company’s proven oil and gas assets. The borrowing base for the Credit Facility at any time would be the loan value assigned to the proved reserves attributable to the Company’s subsidiaries’ direct or indirect oil and gas interests. The Credit Facility had an initial borrowing base on June 15, 2006 of $3.0 million. The borrowing base was increased to $6.0 million on March 12, 2007, and further increased to $10.0 million on July 19, 2007.

Under the Credit Facility, each loan bore interest at a Eurodollar rate or a base rate, as requested by the Company, plus an additional margin based on the amount of the Company’s total outstanding borrowings relative to the total borrowing base. The Eurodollar rate was based on the London Interbank Offered Rate. The base rate was the higher of the Prime Rate or the Federal Funds Rate plus one-half of one percent. In addition, under the terms of the Credit Facility, Teton was required to pay a commitment fee based on the average daily amount of the unused amount of the commitment of each lender. This fee accrued at a rate of 0.50% per annum and was paid quarterly in arrears on the last day of March, June, September, and December of each year and on the date on which the Credit Facility was terminated. Loans made under the Credit Facility were secured by a first mortgage against the Company’s properties, a pledge of the equity of all subsidiaries and a guaranty by those same subsidiaries.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

Costs were incurred in connection with the Credit Facility and were considered part of deferred debt issuance costs and were included in the Company’s non-current assets. Those deferred debt issuance costs were amortized to interest expense over the life of the Credit Facility using the effective interest method.

The Credit Facility contained customary affirmative and negative covenants such as minimum/maximum ratios for liquidity and leverage. Under the terms of the Credit Facility, certain covenants were not immediately effective and were phased in beginning at the end of the first quarter of 2007 and were then gradually phased-in over the first three quarters of 2007. The Company amended the Credit Facility on May 14, 2007. The Amendment provided for the total debt to EBITDAX (Earnings before Interest, Taxes, Depreciation, Amortization and Exploration) ratio to be effective September 30, 2007. Those covenants are no longer required as a result of the amended and restated Credit Facility with JP Morgan Chase as of August 9, 2007, described below.

JPMorgan Chase Amended and Restated Credit Facility

On August 9, 2007, the Company entered into an amended and restated $50.0 million revolving credit facility (the “Amended Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent. JPMorgan Chase assumed the Company’s previous Credit Facility with BNP Paribas. The Amended Credit Facility matures on August 9, 2011, and is available to be used for working capital requirements, capital expenditures, acquisitions, general corporate purposes and to support letters of credit.

The Amended Credit Facility provides for as much as $50.0 million in borrowing capacity, depending upon a number of factors, such as the projected value of the Company’s proven oil and gas assets. The borrowing base for the Amended Credit Facility at any time is the loan value assigned to the proved reserves attributable to the Company’s subsidiaries’ direct or indirect oil and gas interests. The Amended Credit Facility had an initial borrowing base of $14.0 million, which included an initial conforming borrowing base of $11.0 million. As a result of the Company’s sale of part its Piceance Basin properties that closed on October 1, 2007 as described in Note 3, JPMorgan reduced the borrowing base and the conforming borrowing base on the Amended Credit Facility to $8.0 million. The borrowing base (and, until November 1, 2008, the conforming borrowing base) is scheduled to be redetermined on a semi-annual basis, based upon an engineering report delivered by the Company from an approved petroleum engineer. The Company may request, and JPMorgan Chase may permit, additional redeterminations of the borrowing base and/or conforming borrowing base between scheduled redeterminations. Any interim redetermination of the borrowing base and/or conforming borrowing base (prior to November 1, 2008) will be made based upon JPMorgan Chase’s application of certain credit criteria. On November 1, 2008, the borrowing base will be automatically reduced to the amount of the conforming borrowing base, and at all times thereafter will be equal in amount to the conforming borrowing base. On November 9, 2007, there was a redetermination of the borrowing base to $10.0 million.

Under the Amended Credit Facility, each loan bears interest at a Eurodollar rate or a base rate, as requested by the Company, plus an additional margin based on the amount of the Company’s total outstanding borrowings relative to the total borrowing base. The Eurodollar rate is based on the London Interbank Offered Rate. The base rate is the higher of the Prime Rate or the Federal Funds Rate plus one-half of one percent. In addition, under the terms of the Amended Credit Facility, the Company is required to pay a commitment fee based on the average daily amount of the unused amount of the commitment of the lender. This fee accrues at a rate of 0.375% or 0.500% per annum, depending on the percentage of the Company’s borrowing utilization, and is paid quarterly in arrears on the last day of March, June, September, and December of each year. Loans made under the Amended Credit Facility are secured primarily by a first mortgage against the Company’s oil and gas assets and by a pledge of the Company’s equity interests in its subsidiaries and a guaranty by those same subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants such as minimum/maximum ratios for liquidity and leverage. Under the terms of the Amended Credit Facility, certain covenants were not immediately effective, and commenced, or will commence, at the end of our third or fourth quarters of fiscal 2007. The Company’s initial advance from the Amended Credit Facility was $11.0 million, and $10.2 million of the $11.0 million gross proceeds received were used to assume BNP Paribas’ position and to pay fees.

The outstanding balance on the Amended Credit Facility as of September 30, 2007 was $14.0 million. On October 4, 2007 the Company repaid $6.0 million to JPMorgan Chase reducing the outstanding balance on the Amended Credit Facility to $8.0 million. As of November 9, 2007 the outstanding balance on the Amended Credit Facility is $8.0 million.

Deferred debt issuance costs of $169,000 associated with the Amended Credit Facility are included in non-current assets on our consolidated balance sheet as of September 30, 2007 and are being amortized to interest expense using the effective interest method. The remaining unamortized deferred debt issuance costs of $209,000 associated with the original Credit Facility were charged to interest expense during the third quarter of 2007.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of Common Stock and 25,000,000 shares of preferred stock, $.001 par value per share.

Common Stock

During the nine months ended September 30, 2007, holders of options of the Company’s Common Stock exercised 565,478 options, and purchased an equivalent number of shares of the Company’s Common Stock. The Company collected proceeds of $2.0 million during the first nine months of 2007 with respect to the exercise of these stock options. See Note 7 for additional information on stock options.

During the nine months ended September 30, 2007, the Company issued 426,518 restricted shares of Common Stock which were awarded to directors, officers, employees and consultants under the LTIP for 2005 and 2006 year milestone achievements. The Company issued 13,334 restricted shares of Common Stock that vested during the nine month period ended September 30, 2007. See Note 7 for additional information on restricted Common Stock.

On July 25, 2007, the Company completed a registered direct offering of its Common Stock to a selected group of institutional investors for an aggregate of 964,060 shares of Common Stock which were purchased at a price of $5.05 per share. The offering also included 337,421 warrants to purchase 337,421 shares of Common Stock with an exercise price of $6.06 per share with a five-year term. Offering costs, including underwriter’s fees, legal, accounting and other related expenses, totaled $558,000 which includes 77,126 warrants to purchase 77,126 shares of Common Stock issued to the Company’s placement agent in the transaction, valued at $190,000.

Warrants

The following table presents the activity for warrants outstanding for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2006	867,819	$3.14
Issued	4,374,547	5.10
Exercised	—	—
Forfeited/canceled	—	—
Outstanding - September 30, 2007	5,242,366	$4.78

The following table presents the composition of warrants outstanding and exercisable as of September 30, 2007:

	Number	Price*	Life*
Range of Exercise Prices
$1.75 - $3.24	861,819	$3.13	4.1
$3.48 - $4.35	6,000	3.81	1.1
$5.00	3,960,000	5.00	4.9
$6.06	414,547	6.06	4.8
Total warrants outstanding and exercisable	5,242,366	$4.67	4.8

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life (in years), respectively.

Current accounting standards provide that the Company is required to evaluate existing derivative financial instruments for classification in stockholders’ equity or as derivative liabilities at the end of each reporting period, or upon the occurrence of any event that may give rise to a presumption that the Company could not share or net-share settle the derivatives. As discussed in Note 4, on May 16, 2007, the Company entered into a Convertible Note and Warrant financing that initially provided for a conversion rate that was indexed to a forward trading market price. In this instance, it was concluded that the feature placed share settlement outside of the Company’s control due to (without regard to probability) the potential of the trading market price declining to a level where the Company would have insufficient authorized shares with which to settle all of its share-indexed instruments. Accordingly, certain non-exempt warrants (or tainted warrants) required reclassification on the date of the financing. As further discussed in Note 4, the Company amended the debt agreement such that liability classification for certain derivatives, including the tainted warrants, was no longer required. On that date certain of the derivatives were reclassified to stockholders’ equity.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table illustrates the reclassifications of derivatives at fair values as of September 30, 2007:

(in thousands)
Reclassifications:
Existing warrants tainted to derivative liabilities	$4,951
Compound embedded derivative no longer requiring bifurcation	(1,435)
Financing warrants no longer tainted - placement agents	(1,128)
Existing warrants no longer tainted to stockholders’ equity	(5,512)
Net change in stockholders’ equity	$(3,124)

Note 7 — Stock-based Compensation

A summary of the stock-based compensation expense recognized in the results of operations for the three month and nine month period ended September 30, 2007 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Performance share units - directors, employees and consultants	$29	$199	$1,511	$1,137
Restricted Common Stock - directors and employees	104	122	405	360
Performance-vesting restricted Common Stock	87	—	87	—
Stock options	4	4	13	24
Total	$224	$325	$2,016	$1,521

Each of the component categories of stock-based compensation is described more fully below.

Long Term Incentive Plan

On June 28, 2005, at the Company’s annual meeting, the Company’s shareholders approved a Long Term Incentive Plan (“the LTIP”), that permits the grant of stock options, stock appreciation rights, performance share units, and restricted share units to employees, directors, consultants and vendors as directed by the Compensation Committee, with management recommendations regarding consultants, vendors, and non-executive employees.

Performance Share Units

The Compensation Committee of the Board of Directors (the “Compensation Committee”) may establish a pool (“Pool”) of Performance Share Units (“Units”) under the LTIP at the beginning of a fiscal year (each such year in which Units are granted becoming a “Grant Year”), subject to limits set forth in the LTIP, and allocates the pool to officers, directors, employees and consultants, and grants Units (each a “Grant,” collectively “Grants”) to individual participants. The Grants vest over a period of time, typically over a three-year period, and are conditioned on the participant’s remaining employed by the Company at each measurement date. In addition to vesting based on a participant’s continued employment with or service to the Company over the period of a Grant, the Units must be earned based on achieving performance goals established by the Compensation Committee. The Compensation Committee designates performance levels as “Threshold,” “Base,” and “Stretch.” If the Company achieves the Base level of performance, 100% of the Units vesting in that year will be earned. If the Company achieves the Threshold level of performance, 50% of the Units will be earned. If the Company achieves the Stretch level of performance, 200% of the Units will be earned. If the Threshold performance is not achieved, no Units are earned. Units may not be earned above the 200% Stretch level. Once the performance results have been certified by the Compensation Committee and thus the Units vest, they are issued to the participants as Common Stock.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

The value of each Unit is measured and determined based on the value of the Company’s Common Stock at the date the Unit is granted. Annual compensation expense is calculated based upon the number of Units vested and earned each year. Each quarter the Company estimates the level of performance expected to be achieved by year-end and records an estimated expense accordingly.

On July 26, 2005 (the “2005 Grant Year”), the Compensation Committee established a Pool of 400,000 Base Units and 800,000 Stretch Units (the “2005 Grants”). During 2005, grants of 372,500 Base Units and 745,000 Stretch Units were granted by the Compensation Committee. During 2006, additional grants of 75,000 Base Units and 150,000 Stretch Units were granted by the Compensation Committee to two executives out of forfeitures by a departed director and a departed employee. The Units vest in three tranches (20% in 2005, 30% in 2006 and 50% in 2007), provided the goals set forth by the Compensation Committee are met. The performance goals are based upon attaining specific objectives, including: (a) achieving certain levels of oil and gas reserves in each year of the grant, (b) achieving a certain level of oil and gas production in each year of the grant, (c) achieving a certain level of stock price performance in each year of the Grant, (d) maintaining finding and development costs within certain ranges during each year of the Grant and (e) management’s efficiency and effectiveness in its operations. On March 13, 2007, based on the achievement of a 126.54% composite index in respect of the milestones established for 2006 under the 2005 Grants, 134,768 shares were earned, vested and issued to directors, employees and consultants.

In December 2005, the Compensation Committee reserved a pool for 2006 (the “2006 Grant Year”) of 1,000,000 Base Units and 2,000,000 Stretch Units (the “2006 Grants”). In March 2006, the Compensation Committee increased the Pool of Base Units being reserved to 1,250,000 and Stretch Units to 2,500,000 to accommodate then-anticipated executive hires. During 2006, a total of 984,625 Base Units and 1,969,250 Stretch Units were granted by the Compensation Committee. The remainder of Units in the 2006 Pool reverted to shares deemed available for future issuance, in accordance with the terms of the LTIP.

The 2006 Grants vest in three tranches (20% in 2006, 30% in 2007 and 50% in 2008), provided the goals set forth by the Compensation Committee are met. The performance objectives established by the Compensation Committee for the 2006 Grants are based on the (a) value of completed acquisitions in each year of the Grant relative to the Company’s market capitalization at the end of the previous calendar year, (b) stock price performance relative to an index of comparable companies over the period of the Grant established by an independent third party, and (c) management’s efficiency and effectiveness in its operations. These objectives represent 100% of the goals for senior executives of the Company and varying but lesser percentages for other employees, whose vesting includes a combination of individual, team, and corporate objectives in each year of the 2006 Grant. On March 13, 2007, based on the achievement of a 150% composite index for the 2006 Grants under the 2006 Grant Year, 291,750 shares were earned, vested and issued to directors, employees and consultants.

A summary of the Performance Share Units for the nine months ended September 30, 2007 reflects the total Performance Share Units granted less vested and released share units, less forfeited/cancelled share units is set forth below:

Performance Share Units
	Total pool	Outstanding at the beginning of the year	Granted during the period	Earned, vested and issued during the period	Forfeited or cancelled during the period	Outstanding at the end of the period
2005 Grant Year	400,000	177,500	—	—	17,813	159,687
2006 Grant Year	1,250,000	778,000	—	—	25,069	752,931
Total	1,650,000	955,500	—	—	42,882	912,618

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

Weighted Average Grant Date Fair Market Values per Share Unit
	Outstanding at the beginning of the year	Granted during the period	Earned, vested and issued during the period	Forfeited or cancelled during the period	Outstanding at the end of the period
2005 Grant Year	$4.95	$—	$—	$5.23	$4.91
2006 Grant Year	$6.71	$—	$—	$6.60	$6.74
Total	$6.38	$—	$—	$6.03	$6.42

Restricted Common Stock

In December 2005, grants of 195,000 restricted shares of Common Stock were made pursuant to the LTIP, which vest equally over three years, beginning January 1, 2006, based solely on service and continued employment throughout the vesting period. Of the 195,000 restricted shares, 65,001 shares vested on December 31, 2006. An additional 69,000 share grants were made during the 2006 year of which 64,000 vest over three years and 5,000 vested immediately.

In the nine months ended September 30, 2007, 55,000 share grants were made which vest over three years. Compensation expense was recorded for the nine months ended September 30, 2007 and 2006 based on the market value of the Common Stock on the date of the grant, recorded over the related service period.

During the nine months ended September 30, 2007, 33,332 restricted shares of Common Stock were forfeited as a result of the departure of certain individuals from their employment or service with the Company, including 13,333 and 16,666 shares forfeited in connection with the August 31, 2007 resignations of Bill I. Pennington, as Chief Financial Officer, and William K. White, as a Director, respectively.

A summary of the status of restricted Common Stock activity granted under the LTIP for the nine month period ended September 30, 2007, is set forth below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	193,999	$5.97
Granted	55,000	5.11
Vested and issued	(13,334)	6.51
Forfeited	(33,332)	6.18
Non-vested at September 30, 2007	202,333	$5.67

Performance-Vesting Restricted Common Stock

On July 3, 2007, the Compensation Committee finalized the award of up to 460,000 shares of performance-vesting restricted Common Stock under the LTIP. Awards were granted to the Company’s Chief Operating Officer, Controller and an outside director, as those individuals had not been previously included in the 2005 and 2006 Grants, and in order to provide incentives for those individuals similar to the incentives and milestones established in the 2005 and 2006 Grants. The restricted stock awards are performance-based awards and the terms are governed by restricted stock award agreements. The period being measured for the performance-vesting restricted Common Stock is June 30, 2007 to June 30, 2010, and measures increases in revenues, production and management's efficiency.

On September 13, 2007, the Compensation Committee finalized the award of up to 80,000 shares of performance-vesting restricted Common Stock under the Company’s LTIP to Bill I. Pennington, in connection with his appointment to the Company’s Board of Directors and subsequent to his resignation as the Company’s Chief Financial Officer on August 31, 2007. (Mr. Pennington forfeited all prior equity compensation awards upon such resignation.) The restricted stock award is performance-based award and the terms are governed by a restricted stock award agreement. The vesting period for the stock commenced on September 14, 2007 and will run through September 14, 2010; however, the milestones will be based on the Company’s performance for each of the 12-month periods ending June 30, 2008, June 30 2009, and June 30, 2010, and are the same milestone objectives as those that related to the awards to the Company's Chief Operating Officer, Controller and outside director described above.

TETON ENERGY CORPORATION AND SUBSIDARIES
Notes to Consolidated Financial Statements
(Unaudited)

Performance -Vesting Restricted Common Stock
	Outstanding at the beginning of the year	Granted during the period	Earned, vested and issued during the period	Forfeited or cancelled during the period	Outstanding at the end of the period
2007 Grant Year	—	540,000	—	—	540,000
Total	—	540,000	—	—	540,000

Weighted Average Grant Date Fair Market Values per Share Unit
	Outstanding at the beginning of the year	Granted during the period	Earned, vested and issued during the period	Forfeited or cancelled during the period	Outstanding at the end of the period
2007 Grant Year	$—	$5.15	$—	$—	$5.15
Total	$—	$5.15	$—	$—	$5.15

Stock Options

A summary of stock option activity for the nine months ended September 30, 2007 is set forth below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	2,088,545	$3.56
Granted	—	—
Exercised	(565,478)	3.57
Forfeited/expired	—	—
Outstanding at September 30, 2007	1,523,067	$3.52	5.61	$2,512
Exercisable at September 30, 2007	1,516,267	$3.54	5.64	$2,498

Note 8 — Asset Retirement Obligations

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

The following table provides a reconciliation of the Company’s asset retirement obligations for the three and nine months ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Beginning asset retirement obligation	$239	$24	$78	$4
Additional liabilities incurred	91	16	143	36
Revisions in estimated cash flows	(97)	—	(8)	—
Accretion expense	14	—	34	—
Ending asset retirement obligation	$247	$40	$247	$40

Note 9 — Subsequent Events

On October 1, 2007 the Company closed on an asset exchange agreement with Delta Petroleum Company. See Note 3 for additional information.

Note 10 — Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward- looking statements include, but are not limited to, statements concerning the expectation or belief regarding future events, and may include words or phrases such as “will likely result, “are expected to,” “will continue,” ” is anticipated,” “estimate,” “projected,” “intends to” or similar expressions, which are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results discussed in such forward-looking statements. There is absolutely no assurance that we will achieve the results expressed or implied in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures, our ability to successfully implement our strategy to acquire additional oil and gas properties and our ability to successfully manage and operate our newly acquired oil and gas properties or any properties subsequently acquired by us as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2006, under the subsections “Forward-Looking Statements” and “ITEM 1A. RISK FACTORS,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

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

Accomplishments and Highlights, Three Months Ended September 30, 2007

Financial and operational highlights for the three months ended September 30, 2007 include the following:

•
Our net loss increased from $797,000 ($0.06 per share) for the three-month period ended September 30, 2006, to $952,000 ($0.06 per share) for the same period in 2007. The increase in net loss of $155,000 is due to decreased oil and gas sales resulting from lower natural gas prices realized, increased interest expense, as well as increased depletion and general and administrative expenses, offset by non-cash gains on derivative instruments.

•
Our oil and gas sales volumes increased from 301,000 mcf equivalent of natural gas (“mcf equivalent”) during the third quarter of 2006 to 407,000 mcf equivalent for the same period in 2007. Average sales price, after deducting marketing, gathering, transportation and fuel costs, decreased from $4.89 per mcf equivalent during the third quarter of 2006 to $2.73 per mcf equivalent for the same period in 2007. As a result, oil and gas sales decreased by $355,000 during the third quarter of 2007 as compared to the third quarter of 2006.

•	We participated in the drilling of 50 gross development wells in the current quarter and connected 25 gross wells to production.

•
On July 25, 2007, we closed on a registered direct offering of 964,060 shares of our common stock and warrants to purchase 337,421 shares of common stock, for gross proceeds of $4.9 million and net proceeds of $4.5 million.

•	For the three months ended September 30, 2007, we incurred capital expenditures of approximately $13.4 million.

Results of Operations for the Three Months Ended September 30, 2007

We had a net loss for the three months ended September 30, 2007, of $952,000, an increase in net loss of $155,000 over the same period in 2006. The increase in net loss was due to decreased oil and gas sales resulting from lower natural gas prices realized, increased interest expense, as well as increased depletion and general and administrative expenses, offset by non-cash gains on derivative instruments, which are further described below.

Our oil and gas sales for the quarter ended September 30, 2007 of $1.1 million represented a decrease of $355,000, or 24% as compared to the same period in 2006. This decrease is primarily due to the 35% increase in production volumes offset by a 44% decrease in the average realized natural gas prices per mcf equivalent. During the three months ended September 30, 2007, oil and gas sales net to our interest totaled 407,000 mcf equivalent, at an average price of $2.73 per mcf equivalent after deducting $202,000 ($0.50 per mcf equivalent) for gathering, fuel, transportation and marketing expenses. During the three months ended September 30, 2006, our oil and gas sales totaled 301,000 mcf equivalent, resulting in $1.5 million in oil and gas sales, at an average price of $4.89 per mcf equivalent after deducting $159,000 ($0.53 per mcf equivalent) for gathering, fuel, transportation and marketing expenses. The higher oil and gas sales volumes are primarily the result of an increased number of wells on production (there were 90 gross wells on production at September 30, 2007 compared to 20 gross wells on production at September 30, 2006).

Lease operating expenses and production taxes ($196,000 and $101,000, respectively) for the three months ended September 30, 2007, totaled $297,000, or 27% of oil and gas sales, equating to $0.73 per mcf equivalent. Lease operating expenses and production taxes ($226,000 and $100,000, respectively) for the three months ended September 30, 2006 totaled $326,000, or 22% of oil and gas sales and equating to $1.08 per mcf equivalent. The decrease in lease operating expenses and production taxes in 2007 of $29,000, or 9%, is primarily due to cost reductions resulting from Piceance Basin roads and pipelines being placed into service, offset by an increase in costs due to the increase in the number of producing wells in 2007 as compared to 2006.

General and administrative expense increased by $432,000 during the quarter ended September 30, 2007 as compared to the same period in 2006. Factors accounting for the increase include an increase in professional fees of $499,000, which is comprised of increased legal fees of $291,000, increased investment banking fees of $98,000 and increased fees of $110,000 associated with accounting services and temporary staff. The increase in professional fees resulted from work relating to financing including regulatory compliance.

Offsetting these increases was a $101,000 decrease in share-based compensation expense resulting from third quarter forfeitures of $284,000, offset by an increase of $183,000 in estimated performance payouts under the Company’s 2005 Long Term Incentive Plan (the “LTIP”). Estimated performance payouts increased mainly due to the increased number of participants and scheduled increases in vesting rates under the LTIP.

Depreciation, depletion and amortization expense increased by $836,000 to $1,479,000 for the three months ended September 30, 2007, as compared to $643,000 incurred during the same period in 2006, principally due to the higher gas sales volumes and increases in unit-of-production depletion rates in 2007 as compared to 2006.

Exploration expense increased by $84,000 to $123,000 for the three months ended September 30, 2007, as compared to $39,000 incurred during the same period in 2006. The increase is a result of higher expenses incurred for seismic projects and delay rentals on our DJ Basin properties.

Other income (expense) increased $1.5 million in the third quarter of 2007 primarily as a result of $1.9 million of gains on derivative contract liabilities and $528,000 of realized gains applicable to settling natural gas derivative contracts during the quarter. These third quarter gains were offset by a $1.0 million increase in interest expense during the quarter associated with higher levels of debt in 2007. The increase in interest expense includes non-cash charges associated with: the amortization of debt discount of $352,000, amortization of debt issuance costs of $95,000 and the write-off of unamortized debt issuance costs of $209,000 associated with changing our revolving credit facility from BNP Paribas to JPMorgan Chase.

Our $1.9 million gain on derivative contract liabilities was mainly due to the decrease in the market price of our Common Stock from $5.20 on June 29, 2007 to $4.75 on September 28, 2007. The gain attributable to this change in share price was $1.3 million. Other factors contributing to our third quarter gain on derivative contract liabilities were: a gain of $264,000 associated with a 2.5% decrease in the estimated volatility of our share prices, a gain of $236,000 associated with the three month shorter term of the freestanding warrants associated with the liability and a gain of $131,000 associated with a 69 basis point decrease in the estimated risk-free rate used to value these derivatives.

Results of Operations for the Nine Months Ended September 30, 2007

We had a net loss for the nine months ended September 30, 2007, of $10.0 million, which represents an increase of $6.4 million over the same period in 2006. The increase was mainly due to significant non-cash losses on derivative instruments and increased interest expense, and increased general and administrative and depletion expense, which are further described below.

Our oil and gas sales for the nine months ended September 30, 2007 of $3.0 million represented an increase of $606,000, or 25%, as compared to the same period in 2006. During the nine months ended September 30, 2007, oil and gas sales net to our interest totaled 876,000 mcf equivalent, at an average price of $3.44 per mcf equivalent after deducting $489,000 ($0.56 per mcf equivalent) for gathering, fuel, transportation and marketing expenses. During the nine months ended September 30, 2006, our oil and gas sales totaled 477,000 mcf equivalent, resulting in $2.4 million in oil and gas sales, at an average price of $5.05 per mcf equivalent, after deducting $303,000 ($0.64 per mcf equivalent) for gathering, fuel, transportation and marketing expenses. The higher oil and gas sales volumes are primarily the result of an increased number of wells on production (90 gross wells on production at September 30, 2007 compared to 20 gross wells on production at September 30, 2006).

Lease operating expenses and production taxes ($303,000 and $254,000, respectively) for the nine months ended September 30, 2007, totaled $557,000, or 18% of oil and gas sales, equating to $0.64 per mcf equivalent. Lease operating expenses and production taxes ($322,000 and $172,000, respectively) for the nine months ended September 30, 2006 totaled $494,000, or 21% of oil and gas sales equating to $1.04 per mcf equivalent. The increase in lease operating expenses and production taxes in the nine months ended September 30, 2007 of $63,000, or 13%, is primarily due to the increase in the number of producing wells in 2007 as compared to 2006 offset by lower lease operating expense on a per-well basis.

General and administrative expense increased by $1.4 million during the nine months ended September 30, 2007 as compared to the same period in 2006. Factors accounting for the increase include:

•
An increase in professional fees of $991,000 was comprised of increased legal fees of $288,000, increased investment banking fees of $256,000 and increased fees of $447,000 associated with accounting services and temporary staff. The increase in fees for accounting services and temporary staff were due, in part, to a one-time credit to accounting fees of $158,000 during the first quarter of 2006 relating to the return of 50,000 shares of our Common Stock from our former Chief Financial Officer. Other increases in professional fees resulted primarily from our growth in operations.

•
In addition, non-cash share-based compensation expense associated with our LTIP increased by $495,000 due to a $779,000 increase in the estimated performance payouts offset by a $284,000 decrease in share-based compensation expense associated with forfeitures. Estimated performance payouts increased mainly due to the increased number of participants and scheduled increases in vesting rates under the LTIP.

Depreciation, depletion and amortization expense increased by $1.5 million to $2.6 million for the nine months ended September 30, 2007, as compared to $1.1 million incurred during the same period in 2006, principally due to higher gas sales volumes and increased unit-of-production depletion rates.

Exploration expense increased by $483,000 to $737,000 for the nine months ended September 30, 2007, as compared to $254,000 incurred during the same period in 2006. The increase is a result of higher expenses incurred for seismic projects on our DJ Basin properties, primarily through the second quarter of 2007 which totaled $347,000, as well as increased exploration activities and delay rentals associated with our growth in operations.

During the nine months ended September 30, 2007, other income (expense) decreased by $3.5 million mainly as a result of $2.7 million of losses on derivative contract liabilities, additional interest expense of $1.3 million associated with the our new debt offset by $782,000 of realized gains applicable to settling natural gas derivative contracts. The increase in interest expense includes non-cash charges associated with: the amortization of debt discount of $515,000, amortization of debt issuance costs of $126,000 and the write-off of unamortized debt issuance costs of $209,000 associated with changing our revolving credit facility from BNP Paribas to JPMorgan Chase.

Anticipated Fourth Quarter Items

In addition to integrating the oil and gas properties acquired from Delta Petroleum Company (“Delta”) as described in Note 3 to our consolidated financial statements we may pursue additional acquisitions per our business plan. As a result, we may incur due diligence and legal expenses, which will be capitalized only if we successfully complete an acquisition. If an acquisition is not successful, we will include those costs in our general and administrative expenses in the period in which such expenses are incurred.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $3.9 million and a working capital deficit of $10.5 million.

Subsequent to the end of the quarter, on October 1, 2007, we received $36.3 million from the sale of part of our working interest, including initial purchase price adjustments, with respect to the sale of a portion of our Piceance assets to Delta as described in Note 3 to our consolidated financial statements.

On May 16, 2007, we closed on $9.0 million of our 8% senior subordinated convertible notes (the “Convertible Notes”) due May 16, 2008. We received $8.3 million from the issuance of these Convertible Notes, net of fees and expenses. In addition to the Convertible Notes, we issued a total of 3,960,000 warrants to purchase our Common Stock at $5.00 per share, including 360,000 warrants issued to the placement agent in conjunction with the Convertible Notes.

On July 25, 2007 we completed a registered direct offering of our Common Stock to a selected group of institutional investors for an aggregate of 964,060 shares of Common Stock which were purchased at a price of $5.05 per share, for gross proceeds of $4.9 million, before fees and expenses. The offering also included 337,421 warrants to purchase 337,421 shares of Common Stock, including 77,126 warrants to purchase 77,126 shares of common stock issued to the placement agents in conjunction with the transaction, with an exercise price of $6.06 per share with a five-year term. Offering costs including underwriter’s fees, legal, accounting and other related expenses totaled $558,000, which includes the 77,126 placement agent warrants valued at $190,000.

On August 9, 2007, we entered into an amended and restated $50.0 million revolving credit facility (the “Amended Credit Facility”) with JP Morgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, replacing BNP Paribas. The Amended Credit Facility matures on August 9, 2011, and is available to be used for working capital requirements, capital expenditures, acquisitions, general corporate purposes and to support letters of credit. The Amended Credit Facility provides for as much as $50.0 million in borrowing capacity, depending upon a number of factors, such as the projected value of our proven oil and gas assets. The borrowing base for the Amended Credit Facility at any time will be the loan value assigned to the proved reserves attributable to our direct or indirect oil and gas interests. The Amended Credit Facility had an initial borrowing base on August 9, 2007 of $14.0 million. The borrowing base was decreased to $8.0 million on October 1, 2007, as a result of our disposition of 50% of our Piceance Basin assets. At September 30, 2007, the outstanding borrowings under the Credit Facility were $14.0 million. On November 9, 2007, there was a redetermination of the borrowing base to $10,000,000.

We currently estimate the cost associated with our Piceance development program to be approximately $20.0 million for the year ending December 31, 2007, after taking into account the effect of divesting 50% of our interest in the Piceance properties. The $20.0 million represents the drilling costs of 36 wells during 2007 and related infrastructure. Additionally, we estimate that we will spend approximately $6.8 million in the DJ Basin during 2007 for development drilling, facilities and geological and geophysical programs.

We also may continue to receive proceeds from the exercise of outstanding warrants and/or options as we did during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we received $2.0 million from options that were exercised during the period. As of September 30, 2007, warrants to purchase 5,242,366 shares of Common Stock were outstanding. These warrants have a weighted average exercise price of $4.78 per share and expire between April 2008 and December 2012. As of September 30, 2007, options to purchase 1,523,067 shares of Common Stock were outstanding. These options have a weighted average exercise price of $3.52 per share and expire between January 2008 and May 2015.

We expect that our current cash balances, including the proceeds received in October 2007 from the sale of part of our Piceance Basin assets, will provide us with adequate financial resources to meet our capital needs for the foreseeable future.

Sources and Uses of Funds

Historically, our primary source of liquidity has been cash provided by securities offerings. These offerings are likely to continue to play an important role in financing our business. Cash raised from third parties or generated through operations will be used for additional acquisitions or in connection with drilling programs associated with our current properties.

Cash Flows and Capital Expenditures

Operating activities

During the nine months ended September 30, 2007, we used $1.9 million of cash in operating activities, associated with our net loss of $10.0 million for the period which included the following non-cash items: losses on derivative contract liabilities of $2.7 million, non-cash accrued stock-based compensation of $2.0 million, non-cash depreciation and depletion charges of $2.6 million, non-cash amortization of debt discount of $515,000 and non-cash amortization of debt issuance costs of $335,000. All other non-cash items and changes in assets and liabilities applicable to operating activities netted to a $30,000 use of cash during the period.

During the nine months ended September 30, 2006, we used $4.3 million of cash in operating activities, associated with our net loss of $3.6 million which included the following non-cash items: accrued stock-based compensation of $1.4 million and non-cash depreciation and depletion charges of $1.1 million. During the 2006 period, we used $1.9 million of cash for advances to operators, $911,000 for increases in accounts receivable and $255,000 of cash in respect to discontinued operations. All other non-cash items and changes in assets and liabilities applicable to operating activities netted to a $48,000 use of cash during the period.

Investing activities

We incurred capital costs, including acquisitions, of $28.3 million and $12.6 million for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we incurred capital costs with respect to our drilling activities of $22.7 million, costs with respect to facilities of $4.3 million, costs with respect to undeveloped leaseholds of $1.0 million, and costs with respect to land of $304,000. During the 2006 period, we incurred capital costs with respect to drilling and completion activities of $9.0 million and $3.6 million with respect to acquisition of undeveloped leaseholds and other miscellaneous capital expenditures. Our development costs increased for the nine months ended September 30, 2007 as compared to the same period in 2006, due to increased drilling and completion activities with respect to our Piceance and DJ Basins’ drilling and development programs.

During the nine months ended September 30, 2006, we received cash of $2.7 million in connection with our Acreage Earning Agreement with Noble with respect to our DJ Basin acreage.

Financing activities

During nine months ended September 30, 2007, holders of 565,478 options exercised their options and purchased an equivalent number of shares of our Common Stock for net proceeds to us of $2.0 million. During the nine months ended September 30, 2006, holders of 760,957 warrants exercised those warrants and purchased shares of Common Stock for net proceeds of $3.5 million and holders of 359,150 stock options exercised their options and purchased an equivalent number of shares our Common Stock for net proceeds to us of $1.3 million.

During the nine months ended September 30, 2007, we raised $8.3 million net of $710,000 in expenses from issuing $9.0 million in Convertible Notes due May 16, 2008. In addition to the Convertible Notes, we issued a total of 3,960,000 warrants to purchase our Common Stock at $5.00 per share, including 360,000 warrants issued to the placement agent as a portion of its fee for placing such Convertible Notes.

During the nine months ended September 30, 2007, we raised $4.5 million net of expenses from a registered direct offering of 964,060 shares of our Common Stock and warrants to purchase 337,421 shares of Common Stock. During the nine months ended September 30, 2006, we raised $10.8 million from a public offering of 2,300,000 shares of our Common Stock.

During the nine months ended September 30, 2007, we drew down $14.0 million on our Credit Facilities and incurred debt issuance costs of $213,000. We incurred $206,000 of debt issuance costs for the same period in 2006.

Commitments

The following outlines our contractual commitments, excluding interest payments, as of September 30, 2007:

	For the Three Months Ended December 31, 2007 and the Years Ended December 31, 2008, 2009, 2010, 2011 and Thereafter
	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Convertible Notes	$—	$9,000	$—	$—	$—	$—	$9,000
Credit Facility(a)	—	—	—	—	14,000	—	14,000
Operating lease for office space	31	129	44	—	—	—	204
Total	$31	$9,129	$44	$—	$14,000	$—	$23,204

(a)	Subsequent to September 30, 2007, on October 3, 2007, JPMorgan Chase Bank, N.A., reduced our borrowing base and conforming borrowing base on the Credit Facility to $8.0 million, following our sale of part of our Piceance Basin properties which closed on October 1, 2007. On October 4, 2007, we repaid $6.0 million to JPMorgan Chase, reducing our outstanding balance to $8.0 million. This balance remains outstanding as of November 9, 2007.

Critical Accounting Policies and Estimates

The following critical accounting policies should be read in conjunction with our critical accounting policies that we included in our Form 10-K for the year ended December 31, 2006, that we filed with the SEC on March 19, 2007.

Derivative Financial Instruments

We use derivative financial instruments to hedge exposures to oil and gas production cash-flow risks. All derivatives are recognized on the balance sheet and measured at fair value. We review estimated fair values of the derivative contracts as reported by the counterparties to the contract, and we also independently assesses the fair value of derivative contracts and record the changes in the fair value at each reporting period. For derivative contracts that do not qualify as cash flow hedges, changes in the derivative contracts’ fair value are recorded as unrealized gains and losses on derivative contracts in the consolidated statements of operations. We do not have any derivative contracts that qualify as cash flow hedges. We recognize realized gains and losses under other income and expense in our consolidated statements of operations.

We also use various types of financing arrangements to fund our business capital requirements, including convertible debt and other financial instruments indexed to the market price of our Common Stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, we are required to initially and subsequently measure such instruments at fair value. Accordingly, we adjust the fair value of these derivative components at each reporting period through a charge to earnings until such time as the instruments are permitted classification in stockholders’ equity.

We estimate fair values of derivative financial instruments using various valuation techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate valuation technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative financial instruments, such as free-standing warrants, we use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to estimate the fair value of these instruments. For complex derivative financial instruments, such as embedded conversion options, we use a flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to estimate the fair value of these more complex instruments. For forward contracts that require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the use of estimates that change over the term of the instrument. In addition, option-based valuation techniques are highly volatile and sensitive to changes in the market price of our Common Stock, which has a high historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Interest Expense

Our interest expense over the term of the Convertible Notes will increase substantially due to the significant original issue discount resulting from the application of Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for derivative financial instruments and Hedging Activities” significant debt issuance costs and the effect of applying the effective interest method. Interest expense applicable to the Convertible Notes through the maturity date of May 16, 2008 is estimated as follows:

Estimated Future Interest Expense - Convertible Notes
	Original Issue Discount Amortization	Debt Issuance Cost Amortization	Contractual Interest Expense	Total
				(in thousands)
Fourth quarter 2007	$1,115	$215	$180	$1,510
First quarter 2008	3,525	678	180	4,383
Second quarter 2008	3,845	740	90	4,675
Estimated total future interest expense	$8,485	$1,633	$450	$10,568

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas and oil prices, market price of our Common Stock and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses depending on market dynamics. This forward-looking information provides indicators of how we view and manage (or anticipate managing) our ongoing market risk exposures.

Commodity Price Risk

The price we receive for our oil and natural gas production has a direct influence on our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to fluctuations in response to a variety of factors. The markets for oil and natural gas have experienced periods of high volatility and these markets are likely to experience similar periods of volatility in the future. The prices we receive for our production depend on numerous factors beyond our control. Based on our 2006 production, our income before income taxes for 2006 would have moved up or down approximately $74,000 for every $0.10 change in natural gas prices.

We have entered into natural gas derivative contracts to manage our exposure to natural gas price volatility. Our derivative contracts include costless collars and fixed price SWAPS.

In October 2006 and June 2007, we entered into certain ISDA agreements with BNP Paribas to allow us to hedge our commodity pricing risk relative to our future oil and gas production. These contracts were assigned to JPMorgan on August 9, 2007. In addition, we have a company hedging policy in place, if necessary, to protect a portion of our production against future pricing fluctuations.

Our outstanding hedges as of September 30, 2007 are summarized below:

Commodity	Period	Monthly Volume (MMBtu)	CIG Floor/Ceiling or Fixed Price per MMBtu
Costless Collars Contracts:
Natural Gas	10/2007	30,000	$6.00/$7.25
Natural Gas	11/2007	30,000	$6.00/$7.25
Natural Gas	12/2007	30,000	$6.00/$7.25

Fixed Forward Contract:
Natural Gas	10/2007	30,000	$5.78
Natural Gas	11/2007	30,000	$5.78
Natural Gas	12/2007	30,000	$5.78
Natural Gas	01/2008	30,000	$5.78
Natural Gas	02/2008	30,000	$5.78
Natural Gas	03/2008	30,000	$5.78
Natural Gas	04/2008	30,000	$5.78
Natural Gas	05/2008	30,000	$5.78
Natural Gas	06/2007	30,000	$5.78
Natural Gas	07/2008	30,000	$5.78
Natural Gas	08/2008	30,000	$5.78
Natural Gas	09/2008	30,000	$5.78
Natural Gas	10/2008	30,000	$5.78

The costless collar hedge prices shown above have the effect of providing a protective floor while allowing us to share in some upward pricing movements. The fixed SWAP hedge prices have the effect of providing a protective floor with no upward pricing benefit. Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling or fixed price. For the 2007 and 2008 natural gas contracts listed above, a hypothetical $0.10 change in the Colorado Interstate gas (“CIG’) price below the floor price applied to the notional amounts would cause a gain on hedging activities of $48,000 and a hypothetical $0.10 change in the CIG price above the ceiling price would cause a loss on hedging activities of $9,000. We expect to continue to enter into derivative contracts in order to minimize exposure to commodity price decreases.

On October 18, 2007, we entered into a fixed forward contract with respect to the sale of future period production of crude oil. The contract covers the period November 1, 2007 to December 31, 2008, and covers a total of 25,620 barrels, or 60 bopd. The fixed price per barrel is $80.70 before transportation deductions.

Market Price of Common Stock Risk

Our gain or loss on derivative liabilities is subject to wide fluctuations each reporting period. The amount of gain or loss is largely dependent upon assumptions underlying valuation techniques we apply. In addition, our derivative liability balances are also highly susceptible to changes in the market price of our Common Stock. At September 30, 2007 a one dollar increase in the market price of our Common Stock would result in an approximate $2.9 million increase in loss on derivative liabilities.

Interest Rate Risk

At September 30, 2007, we had $14.0 million outstanding on our Credit Facility. Under the Credit Facility, each loan bears interest at a Eurodollar rate or a base rate, as requested by us, plus an additional margin based on the amount of our total outstanding borrowings relative to the total borrowing base. The Eurodollar rate is based on the London Interbank Offered Rate (“LIBOR”). The base rate is the higher of the Prime Rate or the Federal Funds Rate plus one-half of one percent. Assuming that we were to draw down on the entire $14.0 million available to us under our Credit Facility as of September 30, 2007, a one hundred basis point (1.0%) increase in each of the average LIBOR rate and federal funds rate would result in additional interest expense to us of approximately $35,000 per quarter.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, other than as described below:

If we are unable to obtain additional funding our business operations will be negatively impacted.

We recently received an aggregate of approximately $12.7 million, after expenses and fees, from the sales of certain Convertible Notes, and shares of Common Stock and warrants, which we intend to use for our 2007 capital expenditure program. In addition to raising funds through the issuance of Convertible Notes, Warrants and shares of our Common Stock, we are pursuing property sales in order to fund our capital program. We will require additional funding to meet increasing capital costs associated with our operations. Based on our operating partners’ current capital expenditure plans, we will be unable to fund our planned capital program if we are unable to secure additional funding. In addition, although our amended and restated Credit Facility provides availability of up to $50.0 million, our current borrowing base is only $14.0 million as of September 30, 2007, and there can be no assurance that our borrowing base will be increased or that additional advances will be made under such Credit Facility. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. The lack of available future funding may prevent us from implementing our business strategy.

We may incur non-cash charges to our operations as a result of current and future financing transactions.

Under current accounting rules and requirements, we have incurred $2.7 million of non-cash charges for the nine months ended September 30, 2007, and may incur additional non-cash charges to future operations beyond the stated contractual interest payments required under our current and potential future financing arrangements. While such charges are generally non-cash, they impact our results of operations and earnings per share and have been and are expected to be material.

We have limited operating control over our properties.

A significant portion of our business activities are conducted through joint operating agreements under which we own partial non-operated interests in oil and natural gas properties. Consequently, we do not have control over normal operating procedures, expenditures, or future development of those underlying properties. Therefore, our operating results for that portion of our business activities are beyond our control. The failure of an operator of our wells to perform operations adequately, or an operator’s breach of the applicable agreements, could reduce our production and revenues. In addition, the success and timing of drilling and development activities on properties operated by others, in which we participate, depends upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells, and use of technology. Since we do not have a majority interest in any of our current properties in which we have a non-operated interest, we may not be in a position to remove the operator in the event of poor performance. Further, significant cost overruns of an operation in any one of our current projects may require us to increase our capital expenditure budget and could result in some wells becoming uneconomic.

Our failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We will be subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) beginning with our annual report on Form 10-K for the period ending December 31, 2007. This will require us to include in our annual reports management’s assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors that provides the independent auditor’s assessment of the effectiveness of our internal control. Accordingly, we are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404. We have prepared documentation as to our internal control structure, have added staff to the Chief Financial Officer’s department, including an interim Controller and have developed detailed testing plans that will be implemented during the fourth quarter of 2007. However, during the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and accordingly, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. In addition, testing and maintaining internal control also will involve significant costs and can divert our management’s attention from other matters that are important to our business. Failure to achieve and maintain an effective internal control environment could harm our operating results, cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of 2005 Long Term Incentive Plan Performance-Based Restricted Stock Award Agreement.

10.2
Amended and Restated Credit Agreement dated as of August 9, 2007 among Teton Energy Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Lenders Party Hereto (incorporated by reference to Exhibit 10.1 of Teton’s Current Report on Form 8-K filed August 10, 2007).

10.3
Amended and Restated Guaranty and Pledge Agreement dated as of August 9, 2007 made by Teton Energy Corporation and each of the Other Obligors in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.2 of Teton’s Current Report on Form 8-K filed August 10, 2007).

10.4
Form of Subscription Agreement in connection with Teton’s July 25, 2007 financing (incorporated by reference to Exhibit 10.2 to Teton’s Registration Statement on Form S-3/A, filed September 5, 2007, (File No. 333-145164)).

10.5
Placement Agency Agreement dated as of July 19, 2007, between Teton, Commonwealth Associates, LP and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 10.4 to Teton’s Quarterly Report on Form 10-Q filed August 14, 2007).

10.6
Advisory Services Agreement dated as of July 1, 2007, between Teton and Commonwealth Associates, L.P. (incorporated by reference to Exhibit 10.4 to Teton’s Registration Statement on Form S-3/A, filed September 18, 2007 (File No. 333-145164)).

10.7
Asset Exchange Agreement dated September 26, 2007, by and between Teton, Teton Piceance LLC and Delta Petroleum Corporation (incorporated by reference to Exhibit 10.1 to Teton’s Current Report on Form 8-K filed October 2, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETON ENERGY CORPORATION

Date: November 13, 2007	By:	/s/ Karl F. Arleth
Karl F. Arleth
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2007	By:	/s/ William P. Brand
William P. Brand
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of 2005 Long Term Incentive Plan Performance-Based Restricted Stock Award Agreement.

10.2
Amended and Restated Credit Agreement dated as of August 9, 2007 among Teton Energy Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Lenders Party Hereto (incorporated by reference to Exhibit 10.1 of Teton’s Current Report on Form 8-K filed August 10, 2007).

10.3
Amended and Restated Guaranty and Pledge Agreement dated as of August 9, 2007 made by Teton Energy Corporation and each of the Other Obligors in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.2 of Teton’s Current Report on Form 8-K filed August 10, 2007).

10.4
Form of Subscription Agreement in connection with Teton’s July 25, 2007 financing (incorporated by reference to Exhibit 10.2 to Teton’s Registration Statement on Form S-3/A filed September 5, 2007 (File No. 333-145164)).

10.5
Placement Agency Agreement dated as of July 19, 2007, between Teton, Commonwealth Associates, LP and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 10.4 to Teton’s Quarterly Report on Form 10-Q filed August 14, 2007).

10.6
Advisory Services Agreement dated as of July 1, 2007, between Teton and Commonwealth Associates, L.P. (incorporated by reference to Exhibit 10.4 to Teton’s Registration Statement on Form S-3/A (File No. 333-145164)).

10.7
Asset Exchange Agreement dated September 26, 2007, by and between Teton, Teton Piceance LLC and Delta Petroleum Corporation (incorporated by reference to Exhibit 10.1 to Teton’s Current Report on Form 8-K filed October 2, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.